Form 10-K
period 2024-12-31
Fortinet, Inc.
filed 2025-02-21
CIK 1262039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant, as of June 30, 2024, the last business day of the registrant’s most recently completed second quarter, was $31,496,083,015 (based on the closing price for shares of the registrant’s common stock as reported by The Nasdaq Global Select Market on that date). Shares of common stock held by each executive officer, director, and holder of 5% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 18, 2025, there were 768,974,062 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2025 Annual Meeting of Stockholders (“Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

FORTINET, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2024

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

•Adverse economic conditions, such as a possible economic downturn or recession, and possible impacts of inflation or stagflation, tariffs or other trade disruptions, changing interest rates, changes in government spending or regulation or reduced information technology (“IT”) spending, including firewall spending, may adversely impact our business.

•We have been, and may in the future be, susceptible to supply chain constraints, supply shortages and disruptions, long or less predictable lead times for components and finished goods and supply changes because some of the key components in our products come from limited sources of supply.

•As a result of supply chain disruptions in previous periods, we increased our purchase order commitments in previous periods and, were in some instances required to and may in the future be required to accept or pay for components and finished goods regardless of our level of sales in a particular period, which may negatively or unpredictably impact our operating results and financial condition.

•Our billings, revenue, and free cash flow growth may slow or may not continue to grow, and our operating margins may decline.

•Our real estate assets, including construction, acquisitions, leasing activity, and ongoing maintenance and management of office buildings, warehouses, data centers and points of presence (“PoPs”), as well as data center expansions or enhancements, could involve significant risks to our business.

•Our backlog may fluctuate over quarters. If we experience supply chain shortages and cannot fulfill orders or if customers cancel or delay delivery of orders, our backlog may be affected, which will negatively impact our aggregate backlog to billings conversion and revenue in such quarter. A reduction to backlog increases our aggregate billings and revenue during the quarter when delivered.

•As the supply chain challenges normalize, our product revenue growth rate may be lower versus prior quarters where delivery from backlog contributed more to billings. For the fiscal year 2024, the comparably lower backlog contribution to billings resulted in decreased year-over-year quarterly growth rates.

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

•We rely significantly on revenue from FortiGuard and other security subscriptions and FortiCare technical support services, and revenue from these services may decline or fluctuate.

•We face intense competition in our market and we may not maintain or improve our competitive position.

•We are susceptible to defects or vulnerabilities, including critical vulnerabilities, in our products or services, as well as reputational harm from the failure or misuse of our products or services, and any actual or perceived defects or vulnerabilities, including critical vulnerabilities, in our products or services, failure of our products or services to detect or prevent a security incident or to cause a disruption to operations, failure of our customers to implement preventative actions such as updates to one of our deployed solutions or failure to help secure our customers, could cause our products or services to allow unauthorized access to our customers’ networks and harm our operational results and reputation more significantly as compared to other companies. Our Product Security Incident Response

Team publicly posts on our FortiGuard Labs website known product vulnerabilities, including critical vulnerabilities, and methods for customers to mitigate the risk of vulnerabilities. However, there can be no assurance that such posts will be sufficiently timely, accurate or complete or that those customers will see such posts or take steps to mitigate the risk of vulnerabilities, and certain customers may be negatively impacted.

•If our internal enterprise IT networks, our operational networks, our research and development (“R&D”) networks, our back-end labs and cloud stacks hosted in our data centers or PoPs, colocation vendors or public cloud providers are compromised, public perception of our products and services may be harmed, our customers may be breached and harmed, we may become subject to liability, and our business, operating results and stock price may be adversely impacted.

•We have incurred indebtedness and may incur other debt in the future, which may adversely affect our financial condition and future financial results.

•We generate a majority of billings, revenue and cash flow from sales outside of the United States.

•We may not be successful in executing our strategy to increase our sales to large- and medium-sized end-customers.

•A portion of our revenue is generated by sales to government organizations and other customers, which are subject to a number of regulatory requirements, their own supply chain constraints and contractual requirements, challenges and risks.

•We order components from third-party manufacturers based on our forecasts of future demand and targeted inventory levels, which exposes us to the risk of product shortages, may result in lost sales, higher expenses and inventory excesses which may lead to inventory charges and costs related to future purchase commitments, possibly requiring us to sell our products at discounts or offer various other incentives.

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

•Investors’, activists’ and regulators’ expectations of our investments and performance relating to environmental, social and governance factors may impose additional costs and expose us to new risks.

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

Part I
ITEM 1.    Business

Overview

Fortinet is a leader in cybersecurity, driving the convergence of networking and security. Our mission is to secure people, devices and data everywhere. Our integrated platform, the Fortinet Security Fabric, spans secure networking, unified Secure Access Service Edge (“SASE”) and artificial intelligence (“AI”)-driven security operations (“SecOps”). As of December 31, 2024, our end-customers were located in over 100 countries and included enterprises across a wide variety of market verticals, including financial services, retail, healthcare and operational technology (“OT”) market verticals, communication and security service providers, and government organizations. As of December 31, 2024, our customers included approximately 80% of the Fortune 100 companies and approximately 72% of the Global 2000 companies. We were also ranked #7 in the Forbes Most Trusted Companies list in 2024. As a global company headquartered in Sunnyvale, California, our research and development is centered in the United States and Canada with a global footprint of support and centers of excellence around the world. As of December 31, 2024, we held 1,034 U.S. patents and 1,378 global patents and we have been recognized in over 140 enterprise analyst reports demonstrating both our vision and execution across security and networking products.

Our competitive differentiation lies in our core technologies, which together provide performance, security, flexibility and integration across diverse environments.

•FortiOS—FortiOS enables the convergence of security and networking to enforce consistent security policies across form factors and edges. As the foundation of the Fortinet Security Fabric, FortiOS empowers organizations to unify management and analytics for comprehensive network visibility and control at scale. To further validate our strategy, FortiOS has been recognized across five Gartner Magic Quadrants, including Firewall, Software-Defined Wide-Area Network (“SD-WAN”), Security Service Edge (“SSE”), SASE Platforms and Wired and Wireless Local Area Network (“LAN”).

•FortiASIC—Our Application-Specific Integrated Circuit (“ASIC”)-based security processing units (“SPUs”) increase the speed, scale, efficiency and value of our solutions while improving user experience, reducing footprint and power requirements. From branch and campus to data center solutions, SPU-powered Fortinet appliances deliver superior Security Compute Ratings versus industry alternatives.

•FortiCloud—Our organically built global cloud infrastructure, powered by FortiStack which is our secure software as a service (“SaaS”) platform operating as a private cloud service provider and leveraging software and hardware to optimize and secure all layers, provides customers with global reach, flexible connectivity, and cost savings.

•FortiAI—Our AI innovations encompass generative AI (“GenAI”), big data AI for threat intelligence to process and analyze trillions of events using AI/Machine Learning (“ML”), network operations AI for self-healing networks and automated network orchestration, automation and response, and AI for Large Language Model (“LLM”) leakage to protection against data leakage into LLMs. Our GenAI assists security teams to make better decisions, rapidly respond to threats and save time on even the most complex tasks. FortiAI is seamlessly integrated into the user experience of several of our products, including FortiAnalyzer, FortiSIEM and FortiSOAR, to help optimize threat investigation and response, Security information and event management (“SIEM”) queries, Security, orchestration, automation, and response (“SOAR”) playbook creation, among other functions.

•FortiEndpoint—FortiEndpoint converges secure connectivity, endpoint protection and advanced capabilities like endpoint detection and response and extended detection and response (“XDR”), into a single agent. It simplifies management and enhances visibility while reducing costs and complexity. The solution gives IT teams the visibility and control they need, while security teams benefit from automated threat detection and response. This minimizes the need for manual intervention and provides faster remediation of threats across all environments.

•OT Security—The Fortinet Security Fabric enables security for converged IT/OT ecosystems. It also provides an OT Security Platform with features and products to extend Security Fabric capabilities to OT networks in factories, plants, remote locations and ships. To help alleviate security risks across the organization, we have continued to enhance our OT Security Platform offerings. These innovations range from edge products to Network Operations Center (“NOC”) and Security Operations Center (“SOC”) tools and services to provide effective and efficient networking and cybersecurity performance and operation.

These competitive differentiators allow us to provide Chief Information Officer (“CIO”)s, Chief Information Security Officer (“CISO”)s, Chief Technology Officer (“CTO”)s, and their organizations with an integrated AI-driven cybersecurity platform with over 50 products across three solution pillars.

•Secure Networking—Our Secure Networking solutions focus on the convergence of networking and security via FortiOS, our networking and security operating system that is the foundation of our Fortinet Security Fabric platform and supports over 30 functions that can be delivered via a physical, virtual, cloud or software as a SaaS solution. When delivered through our network firewall appliances, functionality is accelerated through our proprietary ASIC technology. These proprietary ASICs, allow our systems to scale, run multiple applications at higher performance, lower power consumption and perform more processor-intensive operations, such as inspecting encrypted traffic, including streaming video. Our network firewall offerings consist of a FortiGate data center, hyperscale and distributed firewalls, as well as encrypted applications (secure sockets layer (“SSL”) inspection, virtual private network and Internet Protocol Security (“IPsec”) connectivity). Our ability to converge networking and security also enables the ethernet to become an extension of our customers’ security infrastructure through FortiSwitch and FortiLink. Our wireless LAN solution leverages secure networking to provide secure wireless access for the enterprise LAN edge. FortiExtender secures 5G/LTE and remote ethernet extenders to connect and secure any branch environment. Our Secure Connectivity solution includes FortiSwitch secure ethernet switches, FortiAP wireless local area network access points and FortiExtender 5G connectivity gateways.

•Unified Secure Access Service Edge (SASE)—As applications move to the cloud and hybrid workforce is now the norm, enabling secure access for users with zero trust framework becomes important. The Fortinet Unified SASE solution includes a single-vendor SASE solution that includes firewall, SD-WAN, secure web gateway, cloud access services broker, Data Loss Prevention (“DLP”) and zero trust network access to deliver flexible secure access for all users. We are one of the few vendors to deliver consistent convergence and AI-powered security across Secure SD-WAN and SSE to enable a single-vendor SASE framework with a cloud-centric architecture powered by FortiOS. Our global and scalable cloud network includes 150+ points of presence to deliver the seamless secure access experience. Given this, we are well positioned to support customers expanding from SD-WAN to a single-vendor SASE platform. Additionally, we offer a full suite of comprehensive, integrated cloud security solutions that enable customers to secure their applications from code to cloud. Our solutions include application security that includes our web application firewalls, cloud network security with virtualized firewalls and cloud-native firewalls, cloud-native application protection and code security. We deliver a holistic approach to cloud security, offering a single unified platform for cloud security and secure Continuous Integration/Continuous Delivery (“CI/CD”) application development needs, consolidating protection across multiple disparate tools, including coding, deploying, and running applications across hybrid and multi-clouds, and delivering AI-driven security across integrated solutions with visibility and context across hybrid and multi-cloud. Additionally, we also offer flexible consumption licensing programs that enable organizations to dynamically optimize their cloud security needs and investments as well as readily meet their cloud minimum spend commitment obligations with Cloud Service Providers.

•AI-Driven Security Operations (SecOps)—Our AI-Driven SecOps portfolio provides a comprehensive suite of cybersecurity solutions that identify, protect, detect, respond and recover from threats, all integrated within the Fortinet Security Fabric. At the core is FortiAnalyzer, which serves as the central SOC platform with its unified data lake that provides built-in SIEM, SOAR, XDR and threat intelligence, enabling centralized visibility, analytics and automation with complete control. FortiSIEM delivers robust security information and event management for more advanced SOC requirements, while FortiSOAR enables automated orchestration and playbook-driven response. This solution set also includes FortiEDR, FortiXDR, FortiNDR, FortiSandbox, FortiDeceptor, FortiDLP and FortiRecon, helping organizations achieve defense in depth, ensuring attackers face multiple layers of detection and mitigation across endpoints, networks, and applications. To bolster their security posture, organizations contending with staff shortages can tap into FortiGuard services, including SOC-as-a-Service (“SOCaaS”), Managed detection and response (“MDR”), Security Posture Assessment and Incident Response. Finally, FortiAI generative AI assistance streamlines operations, helping security teams stay ahead of an ever-evolving threat landscape.

FortiGuard Labs is our cybersecurity threat intelligence and research organization comprised of experienced threat hunters, researchers, analysts, engineers and data scientists who develop and utilize machine learning and AI technologies to provide timely protection updates and actionable threat intelligence for the benefit of our customers. Using millions of global network sensors, FortiGuard Labs monitors the worldwide attack surface and employs AI to mine that data for new threats.

FortiGuard and Other Security Services are a suite of AI-powered security capabilities that are natively integrated as part of the Fortinet Security Fabric to deliver coordinated detection and enforcement across the entire attack surface. The portfolio consists of FortiGuard application security services, content security services, device security services, NOC/SOC security services and web security services.

FortiCare Technical Support Service is a per-device technical support service, which provides customers access to experts to ensure efficient and effective operations and maintenance of their Fortinet capabilities. Global technical support is offered 24x7 with flexible add-ons, including enhanced service-level agreements (“SLAs”) and priority hardware replacement through in-country and local depots. Organizations have the flexibility to procure different levels of service for different devices based on their availability needs. We offer three per-device support options tailored to the needs of our enterprise customers: FortiCare Elite, FortiCare Premium and FortiCare Essential. The FortiCare Elite service aims to provide a 15-minute response time for key product families.

In addition to FortiCare device level services, Advanced Support service options are available per account. These services are available for regional account support in three options: Core, Pro and Pro Plus, and can be globalized at the Pro and Pro Plus levels. Advanced Support brings support directly to each account, helping account holders to make their operations more effective and to plan and manage their solution lifecycle.

Additionally, we are committed to addressing the cybersecurity skills shortage through training and certification programs for customers, partners and employees. The Fortinet Training Institute’s ecosystem of public and private partnerships around the world extend to industry, academia, government and nonprofits to ensure we are reaching and increasing access of our cybersecurity certifications and training to all populations. The Fortinet Training Institute has issued over one million certifications to date.

During the year ended December 31, 2024, we generated total revenue of $5.96 billion and net income of $1.75 billion. See Part II, Item 8 of this Annual Report on Form 10-K for more information on our consolidated balance sheets as of December 31, 2024 and 2023 and our consolidated statements of income, comprehensive income, equity (deficit), and cash flows for each of the three years ended December 31, 2024, 2023 and 2022.

We were incorporated in Delaware in November 2000. Our principal executive office is located at 909 Kifer Road, Sunnyvale, California 94086 and our telephone number at that location is (408) 235-7700.

Industry Background: The Trends Driving the Need for a Platform Approach

Modern networks are increasingly complex, spanning many edges as well as a mix of cloud and on-premises deployments. We were founded with the mission of providing a converged networking and security approach that empowers organizations to adopt new technologies without worrying about how it would impact their ability to manage and secure their environments. The escalating threat landscape has resulted in a significant increase in the demand for secure networking solutions. In fact, we believe the demand for secure networking will overtake the pure networking market by 2030. At the same time, businesses contend with an escalating threat landscape, a cybersecurity skills shortage, and siloed security tools that do not work well together. They need to consolidate point products to gain better visibility and faster threat response times.

A platform approach–what we call the Fortinet Security Fabric–has emerged to address these challenges and support enterprises in reducing complexity and improving risk mitigation. The concept of an integrated cybersecurity platform that converges networking and security and consolidates point products is what guides how we design our products and advise our customers and partners.

As organizations continue to modernize their cybersecurity infrastructure, we anticipate a significant firewall refresh and upgrade cycle in the coming years. Given our platform approach, this refresh presents a strategic opportunity to expand our footprint within existing customer environments. By leveraging our integrated security and networking capabilities, we can drive opportunities across our broader portfolio, including LAN, SD-WAN, SASE, Cloud-Native Application Protection Platform (“CNAPP”) and SecOps solutions. With a unified management console, we enable consistent security policies, simplified operations, and an improved user experience across on-premises, cloud, and hybrid deployments. This approach strengthens security effectiveness and helps reduce complexity and total cost of ownership.

Customers

Our end-customers are located in over 100 countries and include small, medium and large enterprises and government organizations across a wide range of industries, including financial services, government, manufacturing, retail, technology, education, healthcare and telecommunications. An end-customer deployment may involve as few as one or as many as dozens of different types of integrated products and services from across our broad portfolio that spans secure networking, unified SASE, and security operations. Depending on the solution or form factor purchased, customers may also access our products via the cloud through our data centers and PoPs, third-party colocations and cloud providers such as Amazon Web Services, Microsoft Azure and Google Cloud. Often, our customers also purchase our FortiGuard and other security subscription services and FortiCare technical support services. Refer to Note 16 Segment Information in Part II, Item 8 of this Annual Report on Form 10-K for distributor customers accounted for 10% or more of our revenue or net accounts receivable.

Sales and Marketing

We primarily sell our products and services through a two-tier distribution model. We sell to distributors that sell to resellers and to service providers and managed security service providers (“MSSPs”), who, in turn, sell products and/or services to end-customers. In certain cases, we sell directly to large service providers, major systems integrators and large end users. We work with many technology distributors, including Arrow Electronics, Inc., Exclusive, Ingram Micro, and TD Synnex. In addition, we provide our cloud-based subscription offerings through Fortinet-owned data centers and PoPs, as well as data centers operated under colocation arrangements globally, and via public cloud providers.

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

Our marketing strategy is focused on building our brand, driving thought leadership with emphasis on the criticality of cybersecurity platform adoption and the convergence of security and networking as well as driving end-customer demand for our security solutions. We use a combination of internal marketing professionals and our network of regional and global channel partners. Our internal marketing organization is responsible for messaging, branding, demand generation, product marketing, channel marketing, partner incentives and promotions, event marketing, digital marketing, communications, analyst relations, public relations, and sales enablement. We focus our resources on campaigns, programs, and activities that can be leveraged by partners worldwide to extend our marketing reach, such as sales tools and collateral, product awards and technical certifications, media engagement, training, regional seminars and conferences, webinars, and various other demand-generation activities.

Manufacturing and Suppliers

We outsource the manufacturing of our security appliance products to a variety of contract manufacturers and original design manufacturers. Our current manufacturing partners include Accton Technology (“Accton”), IBASE Technology, Inc. (“IBASE”), Micro-Star International Co. (“Micro-Star”), Senao Networks, Inc. (“Senao”), Wistron Corporation (“Wistron”), and a number of other manufacturers. Approximately 88% of our hardware is manufactured in Taiwan. We submit purchase orders to our contract manufacturers that describe the type and quantities of our products to be manufactured, the delivery date and other delivery terms. Once our products are manufactured, they are sent to either our warehouse in California or to our logistics partner in Taoyuan City, Taiwan, where accessory packaging and quality-control testing are performed. We believe that outsourcing our manufacturing and a substantial portion of our logistics enables us to focus resources on our core competencies. Our proprietary ASICs, which are key to the performance of our appliances, are built by contract manufacturers including Toshiba America Electronic Components, Inc. (“Toshiba America”) and Renesas Electronics America, Inc. (“Renesas”). These contract manufacturers use foundries in Taiwan and Japan operated by either Taiwan Semiconductor Manufacturing Company Limited (“TSMC”) or by the contract manufacturer itself.

The components included in our products are sourced from various suppliers by us or, more frequently, by our contract manufacturers. Some of the components important to our business, including certain Central Processing Units (“CPUs”) from Intel Corporation (“Intel”) and Advanced Micro Devices, Inc. (“AMD”), network and wireless chips from Broadcom Inc. (“Broadcom”), Marvell Technology Group Ltd. (“Marvell”), Qualcomm Incorporated (“Qualcomm”) and Intel and memory devices from Intel, Micron Technology (“Micron”), ADATA Technology Co., Ltd. (“ADATA”), Toshiba Corporation (“Toshiba”), Samsung Electronics Co., Ltd. (“Samsung”), and Western Digital Technologies, Inc. (“Western Digital”), are available from limited or sole sources of supply.

We have no long-term contracts related to the manufacturing of our ASICs or other components that guarantee any capacity or pricing terms.

Our supply chain plays a critical role in providing safety for our customers and protection for our brand. Supply chain security management begins with the establishing control of a qualified supplier base, which provides qualified and trusted components for use in design, development, manufacturing and post-sale product support.

Our Trusted Supplier Program (“TSP”) was developed in accordance with the requirements defined in National Institute of Standards and Technology Special Publications (“NIST SP”) 800-161 Supply Chain Risk Management Practices for Federal Information Systems and Organizations and other directives as periodically established by the U.S. government for securing the Information and Communication Technology Services supply chain, in response to increasing customer demand for transparency in the security of the hardware, firmware and software that is included in our products and to comply with U.S. government directives.

We conduct a thorough security assessment of our key TSP partners to ensure they satisfactorily comply with applicable controls established by NIST SP 800-161, and work side by side with them to remediate gaps and monitor their security posture.

Research and Development

We focus our research and development efforts on developing new hardware and software products and services, and adding new features to existing products, services and operating systems. Our development strategy is to identify features, products and systems for both software and hardware that are, or are expected to be, important to our end-customers. Our success in designing, developing, manufacturing and selling new or enhanced products will depend on a variety of factors, including identification of market demand for new products or new features, components selection, timely implementation of product design and development, product performance, quality, ease of use, costs of development, bill of materials, delivery models, effective manufacturing and assembly processes and sales and marketing.

Fortinet Secure Product Development Life Cycle

We recognize that supply chain security is an increasingly important dimension of cybersecurity and enterprise risk management. We are committed to implementing a comprehensive approach to protecting the security and integrity of our products throughout the product design, development, manufacturing, delivery and support processes.

We manage a coordinated program across our engineering, manufacturing, technical services teams, together with our suppliers and channel partners, to ensure the security of our supply chain.

•We develop our own Network Processors, Content Processors and System-on-Chip Application-Specific Integrated Circuits technology in house.

•Our research and development is conducted primarily in the United States and Canada. We do not perform source code development or internal research and development in Russia or China.

•We operate a Trusted Supplier Program with a rigorous selection and qualification of manufacturing partners, adhering to National Institute of Standards and Technology (“NIST”) 800-161.

•We implement technical measures to prevent malware and rogue components that could compromise functionality.

•We provide technical support from dedicated Fortinet regional centers.

•We leverage application of secure development best practices (including NIST 800-53, NIST 800-160, NIST 800-218, US Executive Order 14028, and UK Telecoms Security Act).

•We conduct regular patch release cycles and operate a notification service to support and encourage customers to apply security patches.

We pursue and maintain a broad portfolio of product and information security certifications available at the Fortinet Trust Site.

Intellectual Property

We rely primarily on patent, trademark, copyright and trade secrets laws, confidentiality procedures and contractual provisions to protect our technology. We periodically have discussions with third parties regarding licensing our intellectual property (“IP”) and have sometimes taken legal action against competitors to protect our IP, and as a result third parties have paid us fees in return for licenses or covenants-not-to-sue related to Fortinet IP. As of December 31, 2024, we had 1,034 U.S. and 1,378 global patents and 451 pending U.S. and foreign patent applications. We also license software from third parties for inclusion in our products, including open source software and other software.

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

Government Regulation

We are subject to regulation by various federal, state, regional, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, security and security certifications, product safety, product labeling, environmental laws, consumer protection laws, anti-bribery laws, data privacy laws, import and export controls and tariffs, securities laws and tax laws and regulations. Many of the laws and regulations that are or may be applicable to our business are changing or being tested in courts and could be interpreted in ways that could adversely impact our business and additional laws and regulations applicable to our business may be enacted. In addition, the application and interpretation of these laws and regulations often are uncertain, particularly in the industry in which we operate. We believe we take reasonable steps designed to ensure we are in compliance with current laws and regulations and do not expect continued compliance to have a material impact on our capital expenditures, earnings, or competitive position. We continue to monitor existing and pending laws and regulations and while the impact of regulatory changes cannot be predicted with certainty, we do not currently expect compliance to have a material adverse effect.

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

•sales and distribution capabilities;

•size and financial stability;

•breadth of product line;

•form factor of the solution; and

•other competitive differentiators.

Among others, our competitors include Check Point Software Technologies Ltd. (“Check Point”), Cisco Systems, Inc. (“Cisco”), CrowdStrike Holdings, Inc. (“CrowdStrike”), F5 Networks, Inc. (“F5 Networks”), Hewlett-Packard Enterprise (“HPE”), Huawei Technologies Co., Ltd. (“Huawei”), Juniper Networks, Inc. (“Juniper”), Microsoft Corporation (“Microsoft”), Netskope Inc. (“Netskope”), Palo Alto Networks, Inc. (“Palo Alto Networks”), SonicWALL, Inc. (“SonicWALL”), Sophos Group Plc (“Sophos”) and Zscaler, Inc. (“Zscaler”).

We believe we compete favorably based on our products’ security performance, throughput, reliability, breadth and ability to work together, our ability to add and integrate new networking and security features and our technological expertise. Several competitors are significantly larger, have greater financial, technical, marketing, distribution, customer support and other resources, are more established than we are, and have significantly better brand recognition. Some of these larger competitors have substantially broader product offerings and leverage their relationships based on other products or incorporate functionality into existing products in a manner that discourages users from purchasing our products. Other, often smaller competitors, may intensely focus on a small group of point solutions and be positioned as a leader in discrete technologies that we compete with. Based in part on these competitive pressures, we may lower prices or attempt to add incremental features and functionalities to our products.

Conditions in our markets could change rapidly and significantly as a result of technological advancements, market consolidation or de-consolidation, supply chain constraints, price list or discount changes or inflation. The development and market acceptance of alternative technologies could decrease the demand for our products or render them obsolete. Our competitors may introduce products that are less costly, provide superior performance, are better marketed, or achieve greater market acceptance than our products. Additionally, our larger competitors often have broader product lines and are better positioned to withstand a significant reduction in capital spending by end-customers, and will therefore not be as susceptible to downturns in a particular market. The above competitive pressures are likely to continue to impact our business. We may not be able to compete successfully in the future, and competition may harm our business.

Human Capital Management

As of December 31, 2024, our total headcount was 14,138 employees, approximately 30% of whom were employed in the United States, approximately 20% of whom were employed in Canada and approximately 50% of whom were employed outside of the United States and Canada. We do not own any manufacturing or research and development activities in China.

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

As a global company, we value diversity and inclusion across our workforce. Such commitment starts at the top, with a highly skilled and diverse board of directors. As of December 31, 2024, women represented 40% of the members of our board of directors, and approximately 50% of our board of directors was from underrepresented communities.

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

Our culture is defined by our commitment to ethics and integrity. We reinforce our ethical “tone at the top” through clear policies including our Code of Business Conduct and Ethics, regular compliance training for our employees, quarterly meetings of our cross-functional Ethics Committee, clear messaging from our executives, enforcement of company policies and oversight by our board of directors. In addition, our Chief Executive Officer regularly communicates the importance of our core values of openness, teamwork and innovation.

None of our U.S. employees are represented by a labor union. Our employees in certain European and Latin American countries, however, have the right to be represented by external labor organizations if they maintain up-to-date union membership. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Corporate Sustainability

We are committed to responsible corporate sustainability practices and having a positive impact on the sustainability of our society and planet. We are a member of the Dow Jones Sustainability Indices — World and North America, for the second consecutive year. Our approach to corporate sustainability is based on a strong corporate governance structure, starting with the Governance and Social Responsibility Committee (the “GSR Committee”) of our board of directors, which provides oversight of our Corporate Social Responsibility (“CSR”) strategy, initiatives and execution related to corporate sustainability matters. Our senior leadership sponsors the integration of CSR priorities via a CSR Committee, comprised of cross-functional team of senior leaders that drives CSR initiatives and functionality across the company including engaging with internal and external stakeholders to lead CSR execution, communications and disclosure via an annual Sustainability Report.

We recognize that environmental considerations such as climate change, resource scarcity and the energy crisis are top priorities for the future of our planet. We are committed to helping address climate change impacts and minimizing the environmental footprint of our solutions, operations and our broader value chain. We have completed our validation process and have been approved by the Science Based Targets Initiatives for a near-term target. We are engaged on a decarbonization path to reach zero emissions for our Scope 1 and Scope 2 emissions by 2030. In 2023, we obtained the ISO14001 certification for our largest company-owned warehouse in Union City, California, and have continued to be a leader on energy efficiency with the launch of our SP5 ASIC and our FortiGate-90G model. We submitted our survey on environment to CDP, which is a not-for-profit charity organization that runs the global disclosure system for companies to manage their environmental impacts. We also disclosed for the first time our Scope 3 emissions, across all 12 relevant categories, as part of our annual reporting on sustainability.

We are committed to empower individuals within our organization and across the security industry to reach their full potential. We continue to focus on skilling, upskilling and reskilling individuals and are on track to reach our goal of training one million people in cybersecurity by 2026 with over 630,000 individuals trained as of the end of 2024. As part of our Education Outreach Program, which focuses on creating a more diverse cybersecurity talent pool, we launched the Veterans Program Advisory Council to help build on the Veterans Program’s success in providing more cybersecurity training pathways for military veterans across the United States, the United Kingdom, Canada, Australia and New Zealand. We offered our Security Awareness Curriculum at no cost to primary and secondary schools across the same countries. We are involved in over 700 education partnerships across more than 100 countries and participates in public-private partnerships, including the World Economic Forum’s Cybersecurity Talent Framework.

Our approach to responsible business is based on strong corporate governance practices that aim to ensure accountability while meeting our responsibilities across our value chain, starting with our employees. Our board of directors regularly reviews our governance practices and in 2024 we formed our GSR committee which combined our Governance Committee with the Social Responsibility Committee to GSR Committee. Our Codes of Conduct apply to employees, partners and suppliers, and we have compliance trainings and controls in place. In 2023, we established a risk management committee and steering committee to further enhance our anti-corruption program and we employ a thorough screening process for partners and suppliers, including continuous monitoring in high-risk zones, and resolution process for risk mitigation.

Available Information

Our website is located at https://www.fortinet.com, and our investor relations website is located at https://investor.fortinet.com. The information posted on our website is not incorporated by reference into this Annual Report on Form 10-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Act of 1933, as amended (the “Securities Act”), are available free of charge on our investor relations website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). You may also access all of our public filings through the SEC’s website at https://www.sec.gov.

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

Our operating results have historically varied from period to period, and we expect that they will continue to do so as a result of a number of factors, many of which are outside of our control or may be difficult to predict, including:

•economic conditions, including macroeconomic and regional economic challenges resulting, for example, from a recession, tariffs or other economic downturn, increased inflation or possible stagflation in certain geographies, changing interest rates, the war in Ukraine, tensions between China and Taiwan, or other factors;

•policy changes and uncertainty with respect to immigration laws, trade policy and tariffs, including increased tariffs applicable to countries where we manufacture our products, foreign imports and tax laws related to international commerce;

•sales strategy, productivity, retention and execution, and our ability to attract and retain new end-customers or sell additional products and services to our existing end-customers, including customer demand for platform solutions like ours versus point solutions;

•our ability to successfully anticipate market changes related to cloud-based solutions and to sell, support and meet service level agreements related to cloud-based solutions;

•component shortages, including chips and other components, and product inventory shortages, including those caused by factors outside of our control, such as epidemics and pandemics, supply chain disruptions, inflation and other cost increases, international trade disputes or tariffs, natural disasters, health emergencies, power outages, civil unrest, labor disruption, international conflicts, terrorism, wars, such as the war in Ukraine and critical infrastructure attacks;

•inventory management, including future inventory purchase commitments;

•the level of demand for our products and services, which may render forecasts inaccurate, increase backlog or future inventory purchase commitments and lead to price decreases;

•our backlog may fluctuate over quarters. If we experience supply chain shortages and cannot fulfill orders or if customers cancel or delay delivery of orders, our backlog may be affected, which will negatively impact our aggregate backlog to billings conversion and revenue in such quarter. A reduction to backlog increases our aggregate billings and revenue during the quarter when delivered;

•as the supply chain challenges normalize, our product revenue growth rate may be lower versus prior quarters where delivery from backlog contributed more to billings. For fiscal year 2024, the comparably lower backlog contribution to billings resulted in decreased year-over-year quarterly growth rates;

•supplier cost increases and any lack of market acceptance of our price increases designed to help offset any supplier cost increases;

•the timing of channel partner and end-customer orders and our reliance on a concentration of shipments at the end of each quarter or changes in shipping terms;

•the impact to our business, the global economy, disruption of global supply chains and creation of significant volatility and disruption of the financial markets due to factors such as increased inflation or possible stagflation in certain geographies, changing interest rates, the war in Ukraine and other factors;

•defects or vulnerabilities, including critical vulnerabilities, in our products or services, as well as reputational harm from the failure or misuse of our products or services, and any actual or perceived defects or vulnerabilities, including critical vulnerabilities, in our products or services, failure of our products or services to detect or prevent a security incident or to cause a disruption to operations, failure of our customers to implement preventative actions such as updates to one of our deployed solutions or failure to help secure our customers;

•compromising of our internal enterprise IT networks, our operational networks, our research and development networks, our back-end labs and cloud stacks hosted in our data centers or PoPs, colocation vendors or public cloud providers, and resulting harm to public perception of our products and services;

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

•inconsistent and evolving data and other security requirements and enforcement across certain jurisdictions;

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

•any decreases in demand by channel partners or end-customers, including any such decreases caused by factors outside of our control such as natural disasters and health emergencies, including earthquakes, droughts, fires, power outages, typhoons, floods, pandemics or epidemics and manmade events such as civil unrest, labor disruption, international trade disputes, international conflicts, terrorism, wars, such as the war in Ukraine and critical infrastructure attacks;

•the effectiveness of our sales organization, generally or in a particular geographic region, including the time it takes to hire sales personnel, the timing of hiring and our ability to hire and retain effective sales personnel, our efforts to align our sales capacity and productivity with market demand and any negative impact to our sales and the effectiveness of our sales team based on changes to sales compensation or to our sales compensation plan;

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

•execution risk associated with our efforts to capture the opportunities related to our identified growth drivers, such as risk associated with our ability to capitalize on the convergence of networking and security, vendor consolidation of various cyber security solutions, SD-WAN, infrastructure security, security operations,

SASE and other cloud security solutions, endpoint protection, IoT and OT security opportunities and product refresh cycles;

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

•political, economic and social instability, including geo-political instability and uncertainty, such as that caused by the war in Ukraine, tensions between China and Taiwan, and any disruption or negative impact on our ability to sell to, ship product to and support customers in certain regions based on trade restrictions, embargoes and export control law restrictions;

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

Adverse economic conditions, such as a possible recession and possible impacts of inflation or stagflation, tariffs or other trade disruptions, changing interest rates, reduced information technology spending, including firewall and other security spending, or any economic downturn or recession, may adversely impact our business.

Our business depends on the overall demand for information technology and on the economic health of our current and prospective customers. In addition, the purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. Weak global and regional economic conditions and spending environments, based on a downturn in the economy, a possible recession and the effects of ongoing or increased inflation or possible stagflation in certain geographies, tariffs or other trade disruptions, changing interest rates, geopolitical instability and uncertainty, a reduction in information technology spending regardless of macroeconomic conditions, the effects of epidemics and pandemics and the impact of the war in Ukraine could have a material adverse impacts on our financial condition and results of operations and our business, including resulting in longer sales cycles, lower prices for our products and services, increased component costs, higher default rates among our channel partners, reduced unit sales, lower prices and slower or declining growth. These can negatively impact our business by putting downward pressure on growth if we are unable to achieve the increases in product prices necessary to appropriately offset the additional costs in a manner sufficient to maintain margins. Any of these impacts may materially and adversely affect our business, financial condition, results of operations and liquidity.

The existence of inflation in certain economies has resulted in, and may continue to result in, changing interest rates and capital costs, increased component or shipping costs, increased costs of labor, weakening exchange rates and other similar effects. Although we take measures to mitigate risks such as those associated with inflation, the mitigating measures may not be effective or their impact may not offset the increased cost of inflation in a timely manner. Inflation, an economic downturn, a recession and any other economic challenges may also adversely impact spending patterns by our distributors, resellers and end-customers.

Any efforts to withdraw from or materially modify international trade agreements, change tax provisions related to global manufacturing and sales or impose new tariffs, economic sanctions or related legislation, could adversely affect our financial condition and results of operations.

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

Moreover, efforts to implement changes related to export or import regulations (including the imposition of new border taxes or tariffs on foreign imports), trade barriers, economic sanctions and other related policies could harm our results of operations. For example, in recent years, the United States has imposed additional import tariffs on certain goods from different countries. As a result, other countries imposed retaliatory tariffs on goods exported from the United States and both the United States and foreign countries have threatened to alter or leave current trade agreements. While we do not currently expect these tariffs to have a significant effect on our raw material and product import costs, if the United States expands increased tariffs, or retaliatory trade measures are taken by other countries in response to the tariffs, the cost of our products could increase, our operations could be disrupted or we could be required to raise our prices, which may result in the loss of customers and harm to our reputation and operating performance.

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

We may experience slowing growth or a decrease in billings, revenue, operating margin and free cash flow for a number of reasons, including a slowdown in pipeline growth or for demand for our products or services generally, a shift in demand from products to services, decrease in services revenue growth, increased competition, execution challenges including sales execution challenges and lack of optimal sales productivity, worldwide or regional economic challenges based on inflation or possible stagflation, a regional recession or a recession in the global economy, changing interest rates, the war in Ukraine, a decrease in the growth of our overall market or softness in demand in certain geographies or industry verticals, such as the service provider industry, changes in our strategic opportunities, execution risks, lower sales productivity and our failure for any reason to continue to capitalize on sales and growth opportunities due to other risks identified in the risk factors described in this periodic report. Our expenses as a percentage of total revenue may be higher than expected if our revenue is lower than expected. If our investments in sales and marketing and other functional areas do not result in expected billings and revenue growth, we may experience margin declines. In addition, we may not be able to sustain our historical profitability levels in future periods if we fail to increase billings, revenue or deferred revenue, and do not appropriately manage our cost structure, free cash flow, or encounter unanticipated liabilities. As a result, any failure by us to maintain profitability and margins and continue our billings, revenue and free cash flow growth could cause the price of our common stock to materially decline.

Our real estate investments, including construction, acquisition or leasing of new data centers, data center expansions or office buildings, could involve significant risks to our business.

In order to sustain our growth in certain of our existing and new markets, we may acquire or expand existing data centers, lease new facilities or acquire suitable land, with or without structures, to build new data centers or office buildings. These projects expose us to risks which could have an adverse effect on our results of operations and financial condition. The current global supply chain and inflation issues have exacerbated many of these construction risks and created additional risks for our business. Some of the risks associated with construction projects include:

•construction delays;

•lack of availability and delays for data center equipment, including items such as generators and switchgear;

•unexpected budget changes;

•increased prices for and delays in obtaining building supplies, raw materials and data center equipment;

•labor availability, labor disputes and work stoppages with contractors, subcontractors and other third parties;

•unanticipated environmental or regulatory issues and geological problems;

•delays related to permitting and approvals to open from public agencies and utility companies;

•unexpected lack of power access or unexpected increases in power needs;

•failure or inability for any reason to meet customer requirements and service level agreements, and any resulting penalties or liabilities related thereto;

•investor expectations regarding sustainability;

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

We rely on third-party channel partners for substantially all of our revenue. If our partners fail to perform, our ability to sell our products and services will be limited, and if we fail to optimize our channel partner model going forward, our operating results may be harmed. Additionally, a small number of distributors represents a large percentage of our revenue and accounts receivable, and one distributor accounted for 31% of our total net accounts receivable as of December 31, 2024.

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

Six distributor customers who purchase directly from us accounted for 69% and 70% of our total net accounts receivable in the aggregate as of December 31, 2024 and 2023, respectively. See Note 16. Segment Information in Part II, Item 8 of this Annual Report on Form 10-K for distributor customers accounted for 10% or more of our revenue or net accounts receivable. Our largest distributors may experience financial difficulties, face liquidity risk or other financial challenges, which may harm our ability to collect on our accounts receivable.

We provide channel partners with specific programs to assist them with selling our products but there can be no assurance that these programs will be effective. In addition, our channel partners may be unsuccessful in marketing, selling and supporting our products and services and may purchase more inventory than they can sell. Our channel partners generally do not have minimum purchase requirements. Some of our channel partners may have insufficient financial resources to withstand changes and challenges in business conditions. Moreover, many of our channel partners are privately held, including some of our largest partners, and we may not have sufficient information to assess their financial condition. If our channel partners’ financial condition or operations weaken, their ability to sell our products and services could be negatively impacted. Our channel partners may also market, sell and support products and services that are competitive with ours, and may devote more resources to the marketing, sales and support of such products, or may decide to cease selling our products and services altogether in favor of a competitor’s products and services. They may also have incentives to promote our competitors’ products to the detriment of our own, or they may cease selling our products altogether. We cannot ensure that we will retain these channel partners or that we will be able to secure additional or replacement partners or that existing channel partners will continue to perform. The loss of one or more of our significant channel partners or the failure to obtain and ship a number of large orders each quarter through them could harm our operating results.

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

•disruption in manufacturing or shipping based on power outages, system failures, labor disputes or constraints, excessive demand, natural disasters, geopolitical matters or widespread public health problems including pandemics and epidemics;

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

We rely significantly on revenue from FortiGuard and other security subscriptions and FortiCare technical support services, and revenue from these services may decline or fluctuate. Because we recognize revenue from these services over the term of the relevant service period, downturns or upturns in sales of FortiGuard and other security subscriptions and FortiCare technical support services are not immediately reflected in full in our operating results.

Our FortiGuard and other security subscriptions and FortiCare technical support services revenue has historically accounted for a significant percentage of our total revenue. Revenue from the sale of new, or from the renewal of existing, FortiGuard and other security subscriptions and FortiCare technical support service contracts may decline and fluctuate as a result of a number of factors, including fluctuations and changes in the mix of our sales from secure networking, unified SASE and security operations between products and services, end-customers’ level of satisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors, reductions in our customers’ spending levels and the timing of revenue recognition with respect to such sales. If our sales of new, or renewals of existing, FortiGuard and other security subscriptions and FortiCare technical support service contracts decline, our revenue and revenue growth may decrease and our business could suffer. In addition, in the event significant customers require payment terms for

FortiGuard and other security subscriptions and FortiCare technical support services in arrears or for shorter periods of time than annually, such as monthly or quarterly, this may negatively impact our billings and revenue. Furthermore, we recognize FortiGuard and other security subscriptions and FortiCare technical support services revenue ratably over the term of the service period, which is typically from one to five years. As a result, much of the FortiGuard and other security subscriptions and FortiCare technical support services revenue we report each quarter is the recognition of deferred revenue from FortiGuard and other security subscriptions and FortiCare technical support service contracts entered into during previous quarters or years. Consequently, a decline in new or renewed FortiGuard and other security subscriptions and FortiCare technical support service contracts in any one quarter will not be fully reflected in revenue in that quarter but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales of new, or renewals of existing, FortiGuard and other security subscriptions and FortiCare technical support services is not reflected in full in our statements of income until future periods. Our FortiGuard and other security subscriptions and FortiCare technical support services revenue also makes it difficult for us to rapidly increase our revenue through additional service sales in any period, as revenue from new and renewal support services contracts must be recognized over the applicable service term.

We face intense competition in our market and we may not maintain or improve our competitive position.

The market for network security products is intensely competitive and dynamic, and we expect competition to continue to intensify. We face many competitors across the different cybersecurity markets. Our competitors include companies such as Check Point, Cisco, CrowdStrike, F5 Networks, HPE, Huawei, Juniper, Microsoft, Netskope, Palo Alto Networks, SonicWALL, Sophos, and Zscaler.

Some of our existing and potential competitors enjoy competitive advantages such as:

•greater name recognition and/or longer operating histories;

•larger sales and marketing budgets and resources;

•broader distribution and established relationships with distribution partners and end-customers;

•access to larger customer bases;

•greater customer support resources;

•greater expertise in certain single point solutions;

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

Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel, any failure to have in place and execute an effective succession plan for key executives or delays in hiring required personnel, particularly in engineering, sales and marketing, may seriously harm our business, financial condition and results of operations. From time to time, we experience turnover in our management-level personnel. For example, in February 2025, our Chief Financial Officer, Keith Jensen, announced his upcoming retirement after 11 years at Fortinet. None of our key employees has an employment agreement for a specific term, and any of our employees may terminate their employment at any time. Our ability to continue to attract and retain highly skilled personnel will be critical to our future success.

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

As of December 31, 2024, we had an aggregate of $994.3 million of indebtedness outstanding under our Senior Notes. Under the agreements governing our indebtedness, we are permitted to incur additional debt. This debt, and any debt that we may incur in the future, may adversely affect our financial condition and future financial results by, among other things:

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

•political instability, changes in trade agreements and conflicts such as the war in Ukraine, tensions between China and Taiwan and any expansions thereof, could adversely affect our business and financial performance;

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

•costs of complying with, and the risks, reputational damage and other costs of non-compliance with, U.S. or other foreign laws and regulations for foreign operations, including the U.S. Foreign Corrupt Practices Act, the United Kingdom Bribery Act 2010, the General Data Protection Regulation (the “GDPR”), the Digital Operational Resilience Act (“DORA”), import and export control laws, trade laws and regulations, tariffs and retaliatory measures, trade barriers and economic sanctions;

•other regulatory or contractual limitations on our ability to sell our products in certain foreign markets, and the risks and costs of non-compliance;

•heightened risks of unfair or corrupt business practices in certain geographies that could disrupt the sales team through terminations of employment or otherwise, and may adversely impact financial results as compared to those already reported or forecasted and result in restatements of financial statements and irregularities in financial statements;

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

Large- and medium-sized businesses, service providers and MSSPs and government organizations often undertake a significant evaluation process that results in a lengthy sales cycle, in some cases longer than 12 months. Although we have a channel sales model, our sales representatives typically engage in direct interaction with end-customers, along with our distributors and resellers, in connection with sales to large- and medium-sized end-customers. We may spend substantial time, effort and money in our sales efforts without being successful in producing any sales. In addition, purchases by large- and medium-sized businesses, service providers and government organizations are frequently subject to budget constraints, multiple approvals and unplanned administrative, processing and other delays; in light of current economic conditions and regulations in place by various government authorities, some of these sales cycles are being further extended. Furthermore, service providers and MSSPs represent our largest industry vertical and consolidation or continued changes in buying behavior by larger customers within this industry could negatively impact our business. Large- and medium-sized businesses, service providers and MSSPs and government organizations typically have longer implementation cycles, require greater product functionality and scalability, expect a broader range of services, including design, implementation and post go-live services, demand that vendors take on a larger share of risks, and expect greater payment flexibility from vendors. In addition, large- and medium-sized businesses, service providers and government organizations may require that our products and services be sold differently from how we offer our products and services, which could negatively impact our operating results. Our large business and service provider customers may also become more deliberate in their purchases as they plan their next-generation network security architecture, leading them to take more time in making purchasing decisions or to purchase based only on their immediate needs. All these factors can add further risk to business conducted with these customers. In addition, if sales expected from a large- and medium-sized end-customer for a particular quarter are not realized in that quarter or at all, our business, operating results and financial condition could be materially and adversely affected.

If we do not increase the effectiveness of our sales organization, we may have difficulty adding new end-customers or increasing sales to our existing end-customers and our business may be adversely affected.

Although we have a channel sales model, sales in our industry are complex and members of our sales organization often engage in direct interaction with our prospective end-customers, particularly for larger deals involving larger end-customers. Therefore, we continue to be substantially dependent on our sales organization to obtain new end-customers and sell additional products and services to our existing end-customers. There is significant competition for sales personnel with the skills and technical knowledge that we require, including experienced enterprise sales employees and others. Our ability to grow our revenue depends, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth and on the effectiveness of our sales strategy, sales execution, and sales personnel selling successfully in different contexts, each of which has its own different complexities, approaches and competitive landscapes, such as managing and growing the channel business for sales to small businesses and more actively selling to the end-customer for sales to larger organizations. New hires require substantial training and may take significant time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. Furthermore, hiring sales personnel in new countries requires additional setup and upfront costs that we may not recover if the sales personnel fail to achieve full productivity. If our sales employees do not become fully productive on the timelines that we have projected, our revenue may not increase at anticipated levels and our ability to achieve long-term projections may be negatively impacted. If we are unable to hire and train sufficient numbers of effective sales personnel, the sales personnel are not successful in obtaining new end-customers or increasing sales to our existing customer base or sales personnel do not effectively sell our extended security products, our business, operating results and prospects may be adversely affected. If we do not hire properly qualified and effective sales employees and organize our sales team effectively to capture the opportunities in the various customer segments we are targeting, our growth and ability to effectively support growth may be harmed.

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

Some of our sales are to government organizations, which subjects us to a number of regulatory requirements, their own supply chain constraints and contractual requirements, challenges and risks.

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

Risks Related to Our Products and Services, Industry and Customers

Actual, possible or perceived defects, errors or vulnerabilities, including critical vulnerabilities, in our products or services, the failure of our products or services to detect or prevent a security incident or the misuse of our products could harm our and our customers’ operational results and reputation.

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

Following a review in accordance with our publicly available Product Security Incident Response Team policy, our Product Security Incident Response Team publicly posts on our FortiGuard Labs website known product vulnerabilities, including critical vulnerabilities, and methods for customers to mitigate the risk of vulnerabilities. For example, we recently discovered, and subsequently released to customers an advisory update and patch for, a critical vulnerability in our FortiManager product. We are subject to various risks due to the FortiManager vulnerability, including reputational harm, adverse impacts to customer relationships, potential litigation, and additional regulatory scrutiny, which could negatively impact our business, operating results and financial condition. There can be no assurance that posts on our FortiGuard Labs website, including with respect to the recently announced FortiManager vulnerability, will be sufficiently timely, accurate or complete or that those customers will see such posts or take steps to mitigate the risk of vulnerabilities, and certain customers may be negatively impacted.

Our products are also susceptible to errors, defects, logic flaws, vulnerabilities and inserted vulnerabilities that may arise in, or be included in our products in, different stages of our supply chain, manufacturing and shipment processes, and a threat actor’s exploitation of these weaknesses may be difficult to anticipate, prevent, and detect. If we are unable to maintain an effective supply chain security risk management and products security program or we inadvertently release a product or an update to a product with a defect in it, then the security and integrity of our products and the updates to those products that our customers receive could be exploited by third parties or insiders, or our solutions or updates thereto could cause an unintended disruption to our customers’ operations. Different customers deploy and use our products in different ways, and certain deployments and usages may subject our products to adverse conditions that may negatively impact the effectiveness and useful lifetime of our products. Further, customers may choose not to apply patches in a timely manner for business or operational reasons, or may neglect to upgrade at all and may run unpatched or unsupported devices against our guidance and industry best practice. Such lack of action to remediate known product vulnerabilities in the customer environment could negatively impact their own security posture, increasing the likelihood of exploitation and negatively impacting our reputation. Our networks and products, including cloud-based technology, could be targeted by attacks specifically designed to disrupt our business and harm our operational results and reputation.

We cannot ensure that our products will prevent all adverse security events or not cause disruptions to our customers’ operations. Because the techniques used by malicious adversaries to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques. In addition, defects or errors in our FortiGuard and other security subscriptions or FortiCare updates or our Fortinet appliances and operating systems could result in a failure of our FortiGuard and other security subscription services to effectively or correctly update end-customers’ Fortinet appliances and cloud-based products and thereby leave customers vulnerable to attacks or to disruptions in operations. Furthermore, our solutions may also fail to detect or prevent viruses, worms, ransomware attacks or similar threats due to a number of reasons such as the evolving nature of such threats and the continual emergence of new threats that we may fail to anticipate or add to our FortiGuard databases in time to protect our end-customers’ networks.

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

An actual, possible or perceived security incident or infection of the network of one of our end-customers or a disruption to their operations, regardless of whether the incident is attributable to the failure of our products or services to prevent or detect the security incident or be the cause of such disruption, or any actual or perceived security risk in our supply chain, could adversely affect the market’s perception of our security products and services, cause customers and customer prospects not to buy from us and, in some instances, subject us to potential liability that is not contractually limited. We may not be able to correct any security flaws or vulnerabilities promptly, or at all. Our products may also be misused or misconfigured by end-customers or third parties who obtain access to our products. For example, our products could be used to censor private access to certain information on the internet. Such use of our products for censorship could result in negative press coverage and negatively affect our reputation, even if we take reasonable measures to prevent any improper shipment of our products or if our products are provided by an unauthorized third party. Any actual, possible or perceived defects, errors or vulnerabilities, including critical vulnerabilities, in our products, or misuse of our products, could result in:

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

If our internal enterprise IT networks, on which we conduct internal business and interface externally, our operational networks, through which we connect to customers, vendors and partners systems and provide services, or our research and development networks, our back-end labs and cloud stacks hosted in our data centers or PoPs, colocation vendors or public cloud providers, through which we research, develop and host products and services, are compromised, public perception of our products and services may be harmed, our customers may be breached and harmed, we may become subject to liability, and our business, operating results and stock price may be adversely impacted.

Our success depends on the market’s confidence in our ability to provide effective network security protection. Despite our efforts and processes to prevent breaches of our internal networks, systems and websites, whether in our owned data centers, cloud providers or colocations, we are still vulnerable to computer viruses, break-ins, phishing attacks, ransomware attacks, attempts to overload our servers with denial-of-service, vulnerabilities in vendor hardware and software that we leverage, advanced persistent threats from sophisticated actors and other cyber-attacks and similar disruptions from unauthorized access to our internal networks, systems or websites, whether in our owned data centers, cloud providers or colocations. Our security measures may also be breached due to employee error, malfeasance or otherwise, which breaches may be more difficult to detect than outsider threats, and the existing programs and trainings we have in place to prevent such insider threats may not be effective or sufficient. Third parties may also attempt to fraudulently induce our employees to transfer funds or disclose information in order to gain access to our networks and confidential information. Third parties may also send our customers or others malware or malicious emails that falsely indicate that we are the source, potentially causing lost confidence in us and reputational harm. We cannot guarantee that the measures we have taken to protect our networks, systems and websites, whether in our owned data centers, cloud providers or colocations, will provide adequate security. Moreover, because we provide network security products, we may be a more attractive target for attacks by computer hackers and any security breaches and other security incidents involving us may result in more harm to our reputation and brand than companies that do not sell network security solutions. Hackers and malicious parties may be able to develop and deploy viruses, worms, ransomware and other malicious software programs that attack our products and customers, that impersonate our update servers in an effort to access customer networks and negatively impact customers, or otherwise exploit any security vulnerabilities of our products, or attempt to fraudulently induce our employees, customers or others to disclose passwords or other sensitive information or unwittingly provide access to our internal networks, systems or data. Moreover, the threat landscape continues to evolve as a result of new technologies, including AI, and malicious parties may use AI to help attack our solutions, systems, and our customers.

For example, from time to time, we have discovered that unauthorized parties have targeted us using sophisticated techniques, including by stealing technical data and attempting to steal private encryption keys, in an effort to both impersonate our products and threat intelligence update services and possibly attempt other attack methodologies. Using these techniques, these unauthorized parties have tried, and may in the future try, to gain access to certain of our and our customers’ systems. For example, recently, an individual gained unauthorized access to a limited number of files stored on our instance of a third-party cloud-based shared file drive, which included limited data related to a small percentage of our customers. We do not currently believe that this incident was material as a result of our assessment of various factors, including, but not limited to, because (i) our operations, products, and services have not been impacted, and (ii) we have identified no evidence of additional access to any other of our resources. As a result, we have not experienced, and do not currently believe that the incident is reasonably likely to have a material impact to our financial condition, operating results or business. However, we remain subject to various risks due to the incident and its impact, including reputational harm, adverse impacts to customer relationships, potential litigation, and additional regulatory scrutiny. We have also, for example, discovered that unauthorized parties have targeted vulnerabilities, including critical vulnerabilities, in our product software and infrastructure in an effort to gain entry into our customers’ networks. In addition, in general threat actors use dark web forums to sell organizations’ stolen credentials. If threat actors sell valid credentials used by our customers to access our services, it is possible that unauthorized third parties may use such stolen credentials to try to gain access to our services. These and other hacking efforts against us and our customers may be ongoing and may happen in the future.

Although we take numerous measures and implement multiple layers of security to protect our networks, we cannot guarantee that our security products, processes and services will secure against all threats. Further, we cannot be sure that third parties have not been, or will not in the future be, successful in improperly accessing our systems and our customers’ systems, which could negatively impact us and our customers. An actual breach could significantly harm us and our customers, and an actual or perceived breach, or any other actual or perceived data security incident, threat or vulnerability, that involves our supply chains, networks, systems or websites and/or our customers’ supply chains, networks, systems or websites could adversely affect the market perception of our products and services and investor confidence in our company. Any breach of our networks, systems or websites could impair our ability to operate our business, including our ability to provide FortiGuard and other security subscriptions and FortiCare technical support services to our end-customers, lead to interruptions or system slowdowns, cause loss of critical data or lead to the unauthorized disclosure or use of confidential, proprietary or sensitive information. We could also be subject to liability and litigation and reputational harm and our channel partners and end-customers may be harmed, lose confidence in us and decrease or cease using our products and services. Any breach of our internal networks, systems or websites could have an adverse effect on our business, operating results and stock price.

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

Managing inventory of our products and product components is complex. We order components from third-party manufacturers based on our forecasts of future demand and targeted inventory levels, which exposes us to the risk of product shortages, which may result in lost sales, higher expenses and excess inventory, which may require us to sell our products at discounts and lead to inventory charges or write-offs.

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

In response to component shortages in previous periods, we increased our purchase order commitments. Our suppliers have in some instances and may in the future require us to accept or pay for components and finished goods regardless of our level of sales in a particular period, which may negatively or unpredictably impact our operating results and financial condition. For additional information and a further discussion of impacts and risks related to our purchase commitments with our suppliers, refer to Note 12. Commitments and Contingencies in Part II, Item 8 of this Annual Report on Form 10-K.

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

Because we depend on several third-party manufacturers to build our products, we are susceptible to manufacturing delays that could prevent us from shipping customer orders on time, if at all, and may result in the loss of sales and customers, additional third-party manufacturing cost increases and changes in the geopolitical environment could result in lower gross margins and free cash flow.

We outsource the manufacturing of our security appliance products to contract manufacturing partners and original design manufacturing partners, including manufacturers with facilities located in Taiwan and other countries outside the United States such as Accton, IBASE, Micro-Star, Senao and Wistron. Our reliance on our third-party manufacturers reduces our control over the manufacturing process, exposing us to risks, including reduced control over quality assurance, costs, supply and timing and possible tariffs. Any manufacturing disruption related to our third-party manufacturers or their component suppliers for any reason, including global chip shortages, natural disasters and health emergencies such as earthquakes, fires, power outages, typhoons, floods, health pandemics and epidemics and manmade events such as civil unrest, labor disruption, cyber events, international trade disputes, international conflicts, terrorism, wars or other foreign conflicts, such as the war in Ukraine or tensions between China and Taiwan, and critical infrastructure attacks, could impair our ability to fulfill orders. If we are unable to manage our relationships with these third-party manufacturers effectively, or if these third-party manufacturers experience delays, increased manufacturing lead-times, disruptions, capacity constraints or quality control problems in their manufacturing operations, or fail to meet our future requirements for timely delivery, our ability to ship products to our customers could be impaired and our business would be seriously harmed. Further, certain components for our products come from Taiwan and approximately 88% of our hardware is manufactured in Taiwan. Any increase in tensions between China and Taiwan, including threats of military actions or escalation of military activities, could adversely affect our manufacturing operations in Taiwan.

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

We and our contract manufacturers currently purchase several key parts and components used in the manufacture of our products from limited sources of supply. We are therefore subject to the risk of shortages and long or uncertain lead times in the supply of these components and the risk that component suppliers may discontinue or modify components used in our products. We have in the past experienced shortages and long or uncertain lead times for certain components. Our limited source components for particular appliances and suppliers of those components include specific types of CPUs from Intel and AMD network and wireless chips from Broadcom, Marvell, Qualcomm and Intel, and memory devices from Intel, Micron, ADATA, Toshiba, Samsung and Western Digital. We also may face shortages in the supply of the capacitors and resistors that are used in the manufacturing of our products, which may persist for an indefinite period of time. The introduction by component suppliers of new versions of their products, particularly if not anticipated by us or our contract manufacturers, could require us to expend significant resources to incorporate these new components into our products. In addition, if these suppliers were to discontinue production of a necessary part or component, we would be required to expend significant resources and time in locating and integrating replacement parts or components from another vendor. Qualifying additional suppliers for limited source parts or components can be time-consuming and expensive.

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

False positive detection of legitimate non-malicious files as viruses or malware or false identification of legitimate emails as spam, could adversely affect our business.

Our FortiGuard and other security subscription services may falsely detect, report and act on viruses or other threats that do not actually exist. This risk is heightened by the inclusion of heuristics, ML or AI features in our products, which attempt to identify viruses and other threats not based on any known signatures but based on characteristics or anomalies that may indicate that a particular item is a threat. With these features in our products, the risk of falsely identifying viruses and other threats significantly increases. These false positives, while typical in the industry, may impair the perceived reliability of our products and may therefore adversely impact market acceptance of our products. Also, our FortiGuard and other security subscription services may falsely identify emails or programs as unwanted spam or potentially unwanted programs, or alternatively fail to properly identify unwanted emails or programs, particularly as spam emails or spyware are often designed to circumvent anti-spam or spyware products. Parties whose emails or programs are blocked by our products may seek redress against us for labeling them as spammers or spyware, or for interfering with their business. In addition, false identification of emails or programs as unwanted spam or potentially unwanted programs may reduce the adoption of our products. If our system restricts important files or applications based on falsely identifying them as malware or some other item that should be restricted, this could adversely affect end-customers’ systems and cause material system failures. In addition, our threat researchers periodically identify vulnerabilities in various third-party products, and, if these identifications are perceived to be incorrect or are in fact incorrect, this could harm our business. Any such false identification or perceived false identification of important files, applications or vulnerabilities could result in negative publicity, loss of end-customers and sales, increased costs to remedy any problem and costly litigation.

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

We typically commit to our customers that our cloud-based subscription services will maintain a minimum service-level of availability. If we are unable to meet these commitments, this could negatively impact our business. We rely on public cloud providers, such as Amazon Web Services, Microsoft Azure and Google Cloud colocation providers, such as Equinix, and our own data centers and PoPs, and any availability interruption in any of these cloud solutions could result in us not meeting our service-level commitments to our customers. In some cases, we may not have a contractual right with our public cloud or colocation providers that compensates us for any losses due to availability interruptions in our cloud-based subscription services. Further, any failure to meet our service-level commitments could damage our reputation and adoption of our cloud-based subscription services, and we could face loss of revenue from reduced future subscriptions and reduced sales and face additional costs associated with any failure to meet service-level agreements. Any service-level failures could adversely affect our business, financial condition and results of operations.

Risks Related to our Systems and Technology

If we do not appropriately manage any future growth, including through the expansion of our real estate facilities, or are unable to improve our systems, processes and controls, our operating results will be negatively affected.

We rely heavily on information technology to help manage critical functions such as order configuration, pricing and quoting, revenue recognition, financial forecasts, inventory and supply chain management and trade compliance reviews. In addition, we have been slow to adopt and implement certain automated functions, which could have a negative impact on our business. For example, our order processing relies on both manual data entry of customer purchase orders received through email and electronic data interchange. Due to the use of manual processes and the fact that we may receive a large amount of our orders in the last few weeks of any given quarter, an interruption in our email service or other systems could result in delayed order fulfillment and decreased billings and revenue for that quarter.

To manage any future growth effectively, we must continue to improve and expand our information technology and financial, operating, security and administrative systems and controls, and our business continuity and disaster recovery plans and processes. We must also continue to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement requisite improvements to these systems, controls and processes, such as system capacity, access, security and change management controls, in a timely or efficient manner. Our failure to improve our systems and processes, or their failure to operate in the intended manner, whether as a result of the significant growth of our business or otherwise, may result in our inability to manage the growth of our business and to accurately forecast our revenue, expenses and earnings, or to prevent certain losses. Moreover, the failure of our systems and processes could undermine our ability to provide accurate, timely and reliable reports on our financial and operating results and could impact the effectiveness of our internal control over financial reporting. In addition, our existing systems, processes, and controls may not prevent or detect all errors, omissions, or fraud.

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

The use of AI technology in our IT infrastructure could improve internal process but poses security and privacy risks.

The adoption of AI in internal processes presents an opportunity to bolster decision making, productivity and customer satisfaction, but the new technology poses risks. AI can be exploited by hackers and malicious actors to develop advanced cyberattacks, bypass security measures, and exploit system vulnerabilities. The use of AI involves handling large amounts of data. If the security measures around the usage of AI are insufficient, there’s risk of data breaches, leading to unauthorized access to sensitive information. Failure to comply with data protection regulations (such as GDPR or the California Consumer Privacy Act (the “CCPA”) and DORA) can result in legal consequences. The intellectual property risks associated with AI include uncertainties around the ownership of AI-generated works, potential infringement of existing patents and copyrights, unauthorized use of third-party data, and exposure of proprietary algorithms or trade secrets. Dependence on AI systems or AI vendors means that any downtime or outages can disrupt business operations. Usage of our confidential data to train the AI models by us or our vendors, could result in legal risk, especially if it involves customer data. Other risks that have been observed in AI models and documented, include risks related to bias, discrimination, job displacements, and violating human rights.

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

Our products contain third-party open-source software components, and failure to comply with the terms of the underlying open-source software licenses could restrict our ability to sell our products or result in loss of IP.

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

From time to time, we are subject to lawsuits claiming patent infringement. We are also subject to other litigation in addition to patent infringement claims, such as employment-related litigation and disputes, as well as general commercial litigation, such as the Alorica Inc. (“Alorica”) litigation, and could become subject to other forms of litigation and disputes, including stockholder litigation. If we are unsuccessful in defending any such claims, our operating results and financial condition and results may be materially and adversely affected. For example, we may be required to pay substantial damages and could be prevented from selling certain of our products. Litigation, with or without merit, could negatively impact our business, reputation and sales in a material fashion.

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

In order to remain competitive, we may seek to acquire additional businesses, products, technologies or IP, such as patents, and to make equity investments in businesses coupled with strategic alliances. For any possible future acquisitions or investments, we may not be successful in negotiating the terms of the acquisition or investment or financing the acquisition or investment. For both our prior and future acquisitions, we may not be successful in effectively integrating the acquired business, product, technology, IP or sales force into our existing business and operations, and the acquisitions may negatively impact our financial results. We may have difficulty incorporating acquired technologies, IP or products with our existing product lines, integrating reporting systems and procedures, and maintaining uniform standards, controls, development practices, procedures and policies. For example, we may experience difficulties integrating an acquired company’s ERP or CRM systems, SaaS delivery systems, sales support, cyber risk management and compliance and other processes and systems, with our current systems and processes. We may also find that the personnel of the companies we acquire do not adequately adhere to our corporate policies and it may take time to bring them in line with our policies and standards. If we are unable to do so efficiently or effectively, our reputation and business, operating results and financial condition could be adversely impacted.

The results of certain businesses that we invest in are, or may in the future, be reflected in our operating results, and we depend on these companies to provide us financial information in a timely manner in order to meet our financial reporting requirements. We may experience difficulty in timely obtaining financial information from the companies in which we have invested in order to meet our financial reporting requirements. Further, we are required to record goodwill and intangible assets that are subject to impairment testing on a regular basis and potential periodic impairment charges, which may adversely affect our financial condition and results of operations. Our due diligence for acquisitions and investments may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues with IP, product quality or product architecture, regulatory compliance practices, environmental and sustainability compliance practices, revenue recognition or other accounting practices or employee or customer issues. We also may not accurately forecast the financial impact of an acquisition or an investment and alliance. In addition, any acquisitions and significant investments we are able to complete may be dilutive to revenue growth and earnings and may not result in any synergies or other benefits we had expected to achieve, which could negatively impact our operating results and result in impairment charges that could be substantial. We may have to pay cash, incur debt or issue equity securities to pay for any acquisition, each of which could affect our financial condition or the value of our capital stock and could result in dilution to our stockholders. Acquisitions or investments during a quarter may result in increased operating expenses and adversely affect our cash flows or our results of operations for that period and future periods compared to the results that we have previously forecasted or achieved. Further, completing a potential acquisition or investment and alliance and integrating acquired businesses, products, technologies or IP are challenging to do successfully and could significantly divert management time and resources.

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

For example, the GDPR imposes stringent data handling requirements on companies that operate in the EU or receive or process personal data about individuals in the EU in certain contexts. Non-compliance with the GDPR could result in data protection audits and significant penalties, heavy fines imposed on us and bans on other businesses’ use of our services. Compliance with, and the other burdens imposed by, the GDPR and local regulatory authorities may limit our ability to operate or expand our business in the EU and could adversely impact our operating results. In July 2020, the European Court of Justice issued a judgment declaring invalid the EU-U.S. Privacy Shield Framework (the “Privacy Shield”) as a mechanism for the transfer of GDPR-regulated personal data to recipients in the United States and calling into question the validity of certain popular alternative mechanisms for addressing GDPR restrictions on transfers to the United States and other areas where we operate. The Privacy Shield has now been replaced with the EU-U.S. Data Privacy Framework (the “Framework”) following certain changes to U.S. law intended to address the concerns underlying that court decision with respect to transfers of personal data to the United States. As of December 2024, we are an active participant in the Framework. However, there remains a possibility that our business could be negatively impacted by restrictions on transfers of GDPR-regulated personal data (including transfers made by our customers) to other areas we operate. In addition, it is possible that the updates to U.S. law may ultimately be deemed insufficient in a court case similar to the one that invalidated Privacy Shield. The mere possibility of this outcome, and our reliance on global data transfers within our corporate family and between us and our service providers, may create challenges for us to compete with companies that may be able to offer services in which personal data never exits the EU, thereby avoiding risks of noncompliance with GDPR data transfer restrictions.

Additionally, we may be subject to other legal regimes throughout the world governing data handling, protection and privacy. For example, in June 2018, California passed the CCPA, which provides new data privacy rights for consumers and new operational requirements for companies and became effective on January 1, 2020. The CCPA was expanded pursuant to the California Privacy Rights Act, which was passed in 2020 and became effective in 2023. Other states have since passed similar laws, adding to the complexity of compliance with overlapping and sometimes conflicting requirements. The costs of compliance with and the penalties for violations of the GDPR, the CCPA and other laws, along with other burdens imposed by these regulations, may limit the use and adoption of our products and services and could have an adverse impact on our business. For example, our sales cycles may lengthen and face an increased risk of failure as customers take more time to vet our services for compliance with these legal requirements and to negotiate data-related contract terms with us, causing delays or loss of revenue.

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

As part of the Circular Economy Action Plan, the European Commission amended the EU Waste Framework Directive (“WFD”) to include a number of measures related to waste prevention and recycling, whereby we are responsible for submitting product data to a Substances of Concern In articles as such or in complex objects (Products) (“SCIP”) database containing information on Substances of Very High Concern in articles and in complex objects. The SCIP database is established under the WFD and managed by the European Chemicals Agency. We have incurred costs in order to comply with this new requirement. Similar laws and regulations have been passed or are pending in the European Economic Area and the UK.

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

There is an evolving focus from certain investors, employees, customers and other stakeholders concerning corporate responsibility, specifically related to ESG matters. Some investors may use these non-financial performance factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies and actions relating to corporate responsibility are inadequate. The growing investor demand for measurement of non-financial performance is addressed by third-party providers of sustainability assessment and ratings on companies. The criteria by which our corporate responsibility practices are assessed may change due to the constant evolution of the global sustainability landscape, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. For example, under the EU’s Corporate Sustainability Reporting Directive, we will be required to make certain disclosures in 2026 relating to our ESG impacts, risks, and opportunities for 2025. If we elect not to or are unable to satisfy such new criteria, investors may conclude that our policies and/or actions with respect to corporate social responsibility are inadequate and we may be subject to fines from regulatory authorities. We may face reputational damage in the event that we do not meet the ESG standards set by various constituencies.

Furthermore, in the event that we communicate certain initiatives and goals regarding ESG matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope, target and timelines of such initiatives or goals. If we fail to satisfy the expectations of investors, customers, employees, and other stakeholders or our initiatives are not executed as planned, our reputation and business, operating results and financial condition could be adversely impacted. In addition, the SEC adopted a rule that requires climate disclosures in periodic and other filings with the SEC covering fiscal years beginning in 2025, which rule has been stayed pending the completion of a judicial review. To comply with this SEC rule, if such rule goes into effect in its current form, we will be required to establish additional internal controls, engage additional consultants and incur additional costs related to evaluating, managing and reporting on our environmental impact and climate-related risks and opportunities. If we fail to implement sufficient oversight or accurately capture and disclose on environmental matters, our reputation, business, operating results and financial condition may be materially adversely affected.

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

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), Dodd-Frank and other rules implemented by the SEC and The Nasdaq Stock Market impose various requirements on public companies, including requiring changes in corporate governance practices. These requirements, as well as proposed corporate governance laws and regulations under consideration, may further increase our compliance costs. If compliance with these various legal and regulatory requirements diverts our management’s attention from other business concerns, it could have a material adverse effect on our business, financial condition and results of operations. Sarbanes-Oxley requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually, and of our disclosure controls and procedures quarterly. Although our most recent assessment, testing and evaluation resulted in our conclusion that, as of December 31, 2024, our internal controls over financial reporting were effective, we cannot predict the outcome of our testing in 2025 or future periods and there can be no assurance that, in the future, our internal controls over financial reporting will be effective or deemed effective. We may incur additional expenses and commitment of management’s time in connection with further evaluations, both of which could materially increase our operating expenses and accordingly reduce our operating results.

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

The market price of our common stock may be subject to wide fluctuations in response to, among other things, the risk factors described in this periodic report, news about us and our financial results, news about our competitors and their results, and other factors such as rumors or fluctuations in the valuation of companies perceived by investors to be comparable to us. For example, during 2024, the closing price of our common stock ranged from $55.39 to $99.21 per share.

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

In January 2024 and October 2024, our board of directors approved $500.0 million and $1.0 billion increases in the authorized stock repurchase amount under the Repurchase Program, respectively, and extended the term of the Repurchase Program to February 28, 2026, bringing the aggregate amount authorized to be repurchased to $8.25 billion of our outstanding common stock. As of February 21, 2025, approximately $2.03 billion remained available for future share repurchases. Share repurchases under the Repurchase Program could affect the price of our common stock, increase stock price volatility and diminish our cash reserves. In addition, an announcement of the reduction, suspension or termination of the Repurchase Program could result in a decrease in the trading price of our common stock. Moreover, our stock price could decline, resulting in repurchases made at non-optimal prices. Our failure to repurchase our stock at optimal prices may be perceived by investors as an inefficient use of our cash and cash equivalents, which could result in litigation that may have an adverse effect on our business, operating results and financial condition. In addition, while our board of directors carefully considers various alternative uses of our cash and cash equivalents in determining whether to authorize stock repurchases, there can be no assurance that the decision by our board of directors to repurchase stock would result in the most effective uses of our cash and cash equivalents, and there may be alternative uses of our cash and cash equivalents that would be more effective, such as investing in growing our business organically or through acquisitions.

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

General Risks

Political instability, changes in trade agreements and conflicts such as the war in Ukraine could adversely affect our business and financial performance.

Economic uncertainty in various global markets caused by political instability and conflict, such as the war in Ukraine has resulted, and may continue to result in weakened demand for our products and services and difficulty in forecasting our financial results and managing inventory levels. Political developments impacting government spending and international trade, including potential government shutdowns and trade disputes and tariffs may negatively impact markets and cause weaker macroeconomic conditions. The effects of these events may continue due to potential U.S. government shutdowns and the transition in administrations, and the United States’ ongoing trade disputes with Russia, China and other countries. The continuing effect of any or all of these events could adversely impact demand for our products, harm our operations and weaken our financial results.

Global economic uncertainty, an economic downturn, the possibility of a recession, inflation, changing interest rates, changes to government spending and regulations, and weakening product demand could adversely affect our business and financial performance.

Economic challenges caused by economic downturn, any resulting recession, inflation or change in interest rates can weaken and harm our financial position. The U.S. capital markets have experienced and continue to experience extreme volatility and disruption. Inflation rates in the United States significantly increased in 2022 resulting in federal action to increase interest rates, adversely affecting capital markets activity. Further deterioration of the macroeconomic environment and regulatory action may adversely affect our business, operating results and financial condition.

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

ITEM 1B.     Unresolved Staff Comments

Not applicable.

ITEM 1C.     Cybersecurity

Our board of directors recognizes the critical importance of maintaining the trust and confidence of our customers, end users, business partners, governmental entities, stockholders and employees. Our board of directors is actively involved in oversight of our risk management program, and information and product security represent an important component of our overall approach to enterprise risk management (“ERM”). Our risks from cybersecurity threats are considered in conjunction with other risks in our ERM program. In addition, we leverage a cybersecurity-specific risk assessment process and strategy based on the NIST Cybersecurity Framework to manage risks to organizational operations and assets, individuals and other organizations associated with the operation and use of systems. Risk assessments are periodically conducted to identify threats and vulnerabilities, and then used to determine the likelihood and impact for each risk using a qualitative risk assessment methodology. In general, we seek to address cybersecurity risks through a broad, cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

Governance

As a global cybersecurity provider, cybersecurity risk management is integral to our company. Historically, the Audit Committee of our board of directors (the “Audit Committee”) was responsible for reviewing with management our cybersecurity and other information technology risks, controls and processes, including the processes used to prevent or mitigate cybersecurity risks and respond to cybersecurity events. However, due to the importance of cybersecurity to our company, in July 2024, our board of directors formed Cybersecurity Committee of our board of directors (the “Cybersecurity

Committee”), which is solely dedicated to cybersecurity risk management. Our executives with responsibility over cybersecurity, including our Chief Information Security Officer, provide quarterly reports to the Cybersecurity Committee as well as to the Chief Executive Officer and other members of our senior management as appropriate. Each member of our board of directors is invited to attend all meetings of the committees of our board of directors, including the Cybersecurity Committee, and thus all of the members of our board of directors are apprised of cybersecurity developments. The quarterly reports to the Cybersecurity Committee include updates on cyber risks and threats, the status of projects to strengthen our information security systems, assessments of the information security program and the emerging threat landscape. Our cybersecurity program is regularly evaluated by internal and external experts with the results of those reviews reported to senior management and the Cybersecurity Committee. We also actively engage with key vendors and intelligence and law enforcement communities as part of our continuing efforts to evaluate and enhance the effectiveness of our information security policies and procedures. The Cybersecurity Committee also receives prompt and timely information regarding any cybersecurity threat or incident that meets established reporting thresholds, as well as ongoing updates regarding any such threat or incident until it has been mitigated, resolved or otherwise addressed.

We believe our systems and processes with respect to the management of risks associated with cybersecurity threats are adequate. We have experienced, and may in the future experience, adverse impacts to our operations as a result of cybersecurity incidents. However, to date, cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected our business strategy, operating results, and/or financial condition. If we were to experience a material cybersecurity incident in the future, such incident may have a material effect, including on our business strategy, operating results or financial condition. For more information regarding cybersecurity risks that we face and potential impacts on our business related thereto, see our risk factors, including our risk factor titled “If our internal enterprise IT networks, on which we conduct internal business and interface externally, our operational networks, through which we connect to customers, vendors and partners systems and provide services, or our research and development networks, our back-end labs and cloud stacks hosted in our data centers or PoPs, colocation vendors or public cloud providers, through which we research, develop and host products and services, are compromised, public perception of our products and services may be harmed, our customers may be breached and harmed, we may become subject to liability, and our business, operating results and stock price may be adversely impacted.”

Risk Management and Strategy

As one of the critical elements of our overall ERM approach, our cybersecurity program is focused on the following key areas:

Governance: As discussed in more detail above under the heading, “Governance,” our board of directors’ oversight of cybersecurity risk management is supported by the Cybersecurity Committee, which regularly interacts with executives with responsibility for cybersecurity, our Chief Executive Officer, Chief Technology Officer and President, Chief Financial Officer, Chief Operating Officer/General Counsel, our CISO, and other members of management. Our CISO is primarily responsible for our cybersecurity risk management program and partners with our legal team on data privacy matters at the management level. Our CISO, Dr. Carl Windsor, has over 25 years of experience in various technology and cybersecurity leadership positions, including over 18 years at our company driving product security and strategy and reports to the board Cybersecurity Committee. The CISO’s leadership team members are all seasoned information security professionals, covering a wide range of security disciplines, who have worked at some of the largest well-known brand names and are experts in their fields. Our CISO monitors, and participates in, our various cybersecurity policies and procedures, and our cybersecurity team regularly updates our CISO on the current status.

Management is promptly updated regarding any significant security events and the Cybersecurity Committee regularly reviews updates from our CISO, information security and product security leaders about cyber threat response preparedness, security controls and procedures, security program maturity milestones, risk and approaches to risk mitigation and the current and emerging threat landscape. In addition, all members of our board of directors receive management’s cybersecurity updates to the Cybersecurity Committee as part of their regular attendance at meetings of our board of directors.

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

Incident Response and Recovery Planning: We have established and maintain broad incident response and recovery plans that help enable its effective and orderly management of, and response to, any identified security incidents, including escalation and internal and external-notification steps, allowing the incident response team to respond in a timely manner and enlist appropriate personnel and third-party experts. We maintain a process to promptly assess and assign severity levels to any identified security incidents in order to prioritize their importance and promptly direct resources to those issues of potentially greater impact. The notification plan establishes steps to alert external stakeholders as appropriate, including law enforcement, regulatory bodies, investors, customers and other business partners.

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

Education and Awareness: We provide regular, mandatory training for personnel and contractors regarding cybersecurity threats as a means to equip our personnel with effective tools to address cybersecurity threats and to communicate our evolving information security policies, standards, processes and practices.

Risk and Readiness Assessments: We engage in the periodic assessment and testing of our policies, standards, processes and practices that are designed to identify vulnerabilities and weaknesses, address cybersecurity threats and test its readiness to respond to cyber security incidents. These efforts include a wide range of activities, including threat modeling, a variety of vulnerability and configuration scans, penetration testing, audits, tabletop exercises and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. We regularly engage third parties to perform assessments on our cybersecurity measures, including information security maturity assessments, audits and independent reviews of our information security control environment and operating effectiveness and penetration tests. The results of such assessments, audits and reviews are reported to the Cybersecurity Committee and our board of directors and to our management, and we adjust its cybersecurity policies, standards, processes and practices as necessary based on the information provided by these assessments, audits and reviews.

Insurance: We maintain information security risk insurance coverage.

ITEM 2.     Properties

Our corporate headquarters is located in Sunnyvale, California, and comprises approximately 395,000 square feet of building space on 21 acres of land and includes space for future development of PoPs. In January 2024, we purchased an additional 480,000 square feet of building space in Santa Clara, California, which is located in close proximity to our corporate headquarters and includes space for future development of a data center. Refer to Note 17. Subsequent Events, in Part II, Item 8 of this Annual Report on Form-10K for the February 2025 signing of a definitive agreement subject to regulatory approval for an additional 540,000 square feet of building space in Frankfurt, Germany.

Along with our corporate headquarters, as of December 31, 2024, we operated the following facilities:

Location	Owned Square Footage	Description of Use
Union City, California	770,000	Warehousing, operations, and PoP
Burnaby, Calgary and Ottawa, Canada	680,000	Data center, PoP, support functions and research and development
Atlanta, Georgia	226,000	Sales and support functions and PoP
Plano & Frisco, Texas	130,000	Office space and data center
Torija, Spain	120,000	Data center
Chicago, Illinois	114,000	Office space and PoP
Sunrise, Florida	100,000	Office space
Sunnyvale, California	97,000	Development
Valbonne, France	70,000	Sales and support functions and PoP
McMahons Point, Australia	40,000	Office space and PoP
New York, New York	40,000	Sales and support functions and PoP

We maintain additional leased offices throughout the world, predominantly used as sales and support offices and PoPs, and leased data center spaces throughout the world operated under colocation arrangements. We believe that our existing properties are sufficient and suitable to meet our current needs. We intend to expand our facilities, develop unoccupied space, or add new facilities to support our future growth and enter new product markets, and we believe that suitable additional space will be available or can be developed as needed to accommodate ongoing operations and any such growth. However, we expect to incur additional operating expenses and capital expenditures in connection with such new or expanded facilities.

For information regarding the geographical location of our property and equipment, refer to Note 16 of our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

Holders of Record

As of February 18, 2025, there were 50 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.

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

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or incorporated by reference into any filing of Fortinet under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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

COMPARISON OF CUMULATIVE TOTAL RETURN*
Among Fortinet, Inc., the S&P 500 Index and
the NASDAQ Computer Index

	December 2019 *	December 2020	December 2021	December 2022	December 2023	December 2024
Fortinet, Inc.	$100	$139	$337	$229	$274	$442
S&P 500 Index	$100	$116	$148	$119	$148	$182
NASDAQ Computer	$100	$150	$207	$133	$221	$301

* Assumes that $100 was invested on December 31, 2019 in stock or index, including reinvestment of dividends. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share Repurchase Program

In January 2016, our board of directors approved our Share Repurchase Program, which authorized the repurchase of up to $200.0 million of our outstanding common stock through December 31, 2017. From 2016 through 2023, our board of directors approved increases to our Repurchase Program by various amounts and extended the term to February 29, 2024. In January 2024, our board of directors approved a $500.0 million increase in the authorized stock repurchase amount under the Repurchase Program, bringing the aggregate amount authorized to be repurchased to $7.25 billion of our outstanding common stock. In February 2024, our board of directors approved an extension of the Repurchase Program to February 28, 2025. In October 2024, our board of directors approved a $1.0 billion increase in the authorized stock repurchase amount under the Repurchase Program and extended the term of the Repurchase Program to February 28, 2026, bringing the aggregate amount authorized to be repurchased to $8.25 billion of our outstanding common stock through February 28, 2026. Under the Repurchase Program, share repurchases may be made by us from time to time in privately negotiated transactions or in open market transactions. The Repurchase Program does not require us to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time without prior notice. Since its inception, we have repurchased 238.6 million shares of our common stock under the Repurchase Program for an aggregate purchase price of $6.22 billion.

There were no repurchases of common stock during the three months ended December 31, 2024. As of December 31, 2024, approximately $2.03 billion remained available for future share repurchases under the Repurchase Program.

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

•competition in our markets;

•macroeconomic, geopolitical factors and other disruption on our manufacturing or sales, including the transition in administrations, tariffs or other trade disruptions, public health issues, wars, natural disasters and economic growth;

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

•our ability to successfully anticipate market changes, including those related to cloud-based solutions and to sell, support and meet service level agreements related to cloud-based solutions;

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

•trends in revenue, cost of revenue and gross margin, including expectations regarding product revenue, service revenue and inventory related charges;

•trends in our operating expense, including sales and marketing expense, research and development expense, general and administrative expense, and expectations regarding these expenses;

•expected impact of plans and strategy for the acceleration of our data center footprint and our points of presence deployment;

•expectations that our operating expense will increase year over year in absolute dollars during 2025;

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

•estimates of a range of 2025 spending on capital expenditures;

•expansions and other changes to our real property holdings and development;

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

Business Overview

Fortinet is a leader in cybersecurity, driving the convergence of networking and security. Our mission is to secure people, devices and data everywhere. Our integrated platform, the Fortinet Security Fabric, spans secure networking, unified SASE and AI-driven security operations. As of December 31, 2024, our end-customers were located in over 100 countries and included enterprises across a wide variety of market verticals, including financial services, retail, healthcare and operational technology market verticals, communication and security service providers, and government organizations. As of December 31, 2024, our customers included approximately 80% of the Fortune 100 companies and approximately 72% of the Global 2000 companies. We were also ranked #7 in the Forbes Most Trusted Companies list in 2024. As a global company headquartered in Sunnyvale, California, our research and development is centered in the United States and Canada with a global footprint of support and centers of excellence around the world. As of December 31, 2024, we held 1,034 U.S. patents and 1,378 global patents and we have been recognized in over 140 enterprise analyst reports demonstrating both our vision and execution across security and networking products.

Our competitive differentiation lies in our core technologies, which together provide performance, security, flexibility and integration across diverse environments.

•FortiOS—FortiOS enables the convergence of security and networking to enforce consistent security policies across form factors and edges. As the foundation of the Fortinet Security Fabric, FortiOS empowers organizations to unify management and analytics for comprehensive network visibility and control at scale. To further validate our strategy,

FortiOS has been recognized across five Gartner Magic Quadrants, including Firewall, SD-WAN, SSE, SASE Platforms and Wired and Wireless LAN.

•FortiASIC—Our ASIC-based SPUs increase the speed, scale, efficiency and value of our solutions while improving user experience, reducing footprint and power requirements. From branch and campus to data center solutions, SPU-powered Fortinet appliances deliver superior Security Compute Ratings versus industry alternatives.

•FortiCloud—Our organically built global cloud infrastructure, powered by FortiStack, which is our SaaS platform operating as a private cloud service provider and leveraging software and hardware to optimize and secure all layers, provides customers with global reach, flexible connectivity, and cost savings.

•FortiAI—Our AI innovations encompass generative AI, big data AI for threat intelligence to process and analyze trillions of events using AI/ML, network operations AI for self-healing networks and automated network orchestration, automation and response, and AI for LLM leakage to protection against data leakage into LLMs. Our GenAI assists security teams to make better decisions, rapidly respond to threats and save time on even the most complex tasks. FortiAI is seamlessly integrated into the user experience of several of our products, including FortiAnalyzer, FortiSIEM and FortiSOAR, to help optimize threat investigation and response, SIEM queries, SOAR playbook creation, among other functions.

•FortiEndpoint—FortiEndpoint converges secure connectivity, endpoint protection and advanced capabilities like endpoint detection and response and XDR, into a single agent. It simplifies management and enhances visibility while reducing costs and complexity. The solution gives IT teams the visibility and control they need, while security teams benefit from automated threat detection and response. This minimizes the need for manual intervention and provides faster remediation of threats across all environments.

•OT Security—The Fortinet Security Fabric enables security for converged IT/OT ecosystems. It also provides an OT Security Platform with features and products to extend Security Fabric capabilities to OT networks in factories, plants, remote locations and ships. To help alleviate security risks across the organization, we have continued to enhance our OT Security Platform offerings. These innovations range from edge products to NOC and SOC tools and services to provide effective and efficient networking and cybersecurity performance and operation.

These competitive differentiators allow us to provide CIOs, CISOs, CTOs, and their organizations with an integrated AI-driven cybersecurity platform with over 50 products across three solution pillars.

•Secure Networking—Our Secure Networking solutions focus on the convergence of networking and security via FortiOS, our networking and security operating system that is the foundation of our Fortinet Security Fabric platform and supports over 30 functions that can be delivered via a physical, virtual, cloud or SaaS solution. When delivered through our network firewall appliances, functionality is accelerated through our proprietary ASIC technology. These proprietary ASICs, allow our systems to scale, run multiple applications at higher performance, lower power consumption and perform more processor-intensive operations, such as inspecting encrypted traffic, including streaming video. Our network firewall offerings consist of a FortiGate data center, hyperscale and distributed firewalls, as well as encrypted applications (SSL inspection, virtual private network and IPsec connectivity). Our ability to converge networking and security also enables the ethernet to become an extension of our customers’ security infrastructure through FortiSwitch and FortiLink. Our wireless LAN solution leverages secure networking to provide secure wireless access for the enterprise LAN edge. FortiExtender secures 5G/LTE and remote ethernet extenders to connect and secure any branch environment. Our Secure Connectivity solution includes FortiSwitch secure ethernet switches, FortiAP wireless local area network access points and FortiExtender 5G connectivity gateways.

•Unified Secure Access Service Edge (SASE)—As applications move to the cloud and hybrid workforce is now the norm, enabling secure access for users with zero trust framework becomes important. The Fortinet Unified SASE solution includes a single-vendor SASE solution that includes firewall, SD-WAN, secure web gateway, cloud access services broker, DLP and zero trust network access to deliver flexible secure access for all users. We are one of the few vendors to deliver consistent convergence and AI-powered security across Secure SD-WAN and SSE to enable a single-vendor SASE framework with a cloud-centric architecture powered by FortiOS. Our global and scalable cloud network includes 150+ points of presence to deliver the seamless secure access experience. Given this, we are well positioned to support customers expanding from SD-WAN to a single-vendor SASE platform. Additionally, we offer a full suite of comprehensive, integrated cloud security solutions that enable customers to secure their applications from code to cloud. Our solutions include application security that includes our web application firewalls, cloud network security with virtualized firewalls and cloud-native firewalls, cloud-native application protection and code security. We deliver a holistic approach to cloud security, offering a single unified platform for cloud security and secure CI/CD application development needs, consolidating protection across multiple disparate tools, including coding, deploying, and running applications across hybrid and multi-clouds, and delivering AI-driven security across integrated solutions with visibility and context across hybrid and multi-cloud. Additionally, we also offer flexible consumption licensing programs that enable organizations to dynamically optimize their cloud security needs and investments as well as readily meet their cloud minimum spend commitment obligations with Cloud Service Providers.

•AI-Driven Security Operations (SecOps)—Our AI-Driven SecOps portfolio provides a comprehensive suite of cybersecurity solutions that identify, protect, detect, respond and recover from threats, all integrated within the Fortinet Security Fabric. At the core is FortiAnalyzer, which serves as the central SOC platform with its unified data lake that provides built-in SIEM, SOAR, XDR and threat intelligence, enabling centralized visibility, analytics and automation with complete control. FortiSIEM delivers robust security information and event management for more advanced SOC requirements, while FortiSOAR enables automated orchestration and playbook-driven response. This solution set also includes FortiEDR, FortiXDR, FortiNDR, FortiSandbox, FortiDeceptor, FortiDLP and FortiRecon, helping organizations achieve defense in depth, ensuring attackers face multiple layers of detection and mitigation across endpoints, networks, and applications. To bolster their security posture, organizations contending with staff shortages can tap into FortiGuard services, including SOCaaS, MDR, Security Posture Assessment and Incident Response. Finally, FortiAI generative AI assistance streamlines operations, helping security teams stay ahead of an ever-evolving threat landscape.

FortiGuard Labs is our cybersecurity threat intelligence and research organization comprised of experienced threat hunters, researchers, analysts, engineers and data scientists who develop and utilize machine learning and AI technologies to provide timely protection updates and actionable threat intelligence for the benefit of our customers. Using millions of global network sensors, FortiGuard Labs monitors the worldwide attack surface and employs AI to mine that data for new threats.

FortiGuard and Other Security Services are a suite of AI-powered security capabilities that are natively integrated as part of the Fortinet Security Fabric to deliver coordinated detection and enforcement across the entire attack surface. The portfolio consists of FortiGuard application security services, content security services, device security services, NOC/SOC security services and web security services.

FortiCare Technical Support Service is a per-device technical support service, which provides customers access to experts to ensure efficient and effective operations and maintenance of their Fortinet capabilities. Global technical support is offered 24x7 with flexible add-ons, including enhanced SLAs and priority hardware replacement through in-country and local depots. Organizations have the flexibility to procure different levels of service for different devices based on their availability needs. We offer three per-device support options tailored to the needs of our enterprise customers: FortiCare Elite, FortiCare Premium and FortiCare Essential. The FortiCare Elite service aims to provide a 15-minute response time for key product families.

In addition to FortiCare device level services, Advanced Support service options are available per account. These services are available for regional account support in three options: Core, Pro and Pro Plus, and can be globalized at the Pro and Pro Plus levels. Advanced Support brings support directly to each account, helping account holders to make their operations more effective and to plan and manage their solution lifecycle.

Additionally, we are committed to addressing the cybersecurity skills shortage through training and certification programs for customers, partners and employees. The Fortinet Training Institute’s ecosystem of public and private partnerships around the world extend to industry, academia, government and nonprofits to ensure we are reaching and increasing access of our cybersecurity certifications and training to all populations. The Fortinet Training Institute has issued over one million certifications to date.

Financial Summary

•Total revenue was $5.96 billion in 2024, an increase of 12% compared to $5.30 billion in 2023.

•Product revenue was $1.91 billion in 2024, a decrease of 1% compared to $1.93 billion in 2023.

•Service revenue was $4.05 billion in 2024, an increase of 20% compared to $3.38 billion in 2023.

•Total gross profit was $4.80 billion in 2024, an increase of 18% compared to $4.07 billion in 2023.

•Total gross margin was 80.6% in 2024, an increase of 3.9 percentage points compared to 76.7% in 2023.

•Operating income was $1.80 billion in 2024, an increase of 45% compared to $1.24 billion in 2023.

•Operating margin was 30.3% in 2024, an increase of 6.9 percentage points compared to 23.4% in 2023.

•Cash, cash equivalents, short-term and long-term investments and marketable equity securities were $4.07 billion as of December 31, 2024, an increase of $1.63 billion, or 67%, from December 31, 2023.

•Deferred revenue was $6.36 billion as of December 31, 2024, an increase of $625.9 million, or 11%, from December 31, 2023. Short-term deferred revenue was $3.28 billion as of December 31, 2024, an increase of $427.5 million, or 15%, from December 31, 2023.

•Cash flows from operating activities were $2.26 billion in 2024, an increase of $322.6 million, or 17%, compared to 2023.

•On August 1, 2024, we closed our acquisition of Lacework, a privately held data-driven cloud security company. On August 5, 2024, we completed the acquisition of Next DLP, a privately held insider risk and DLP company. From August 2024 to December 2024, revenue from these two acquired companies was $33.5 million, or 0.6% of total revenue in 2024.

On a geographic basis, revenue continues to be diversified globally, which remains a key strength of our business. In 2024, the Americas region, the Europe, Middle East and Africa (“EMEA”) region and the Asia Pacific (“APAC”) region contributed 41%, 40% and 19% of our total revenue, respectively, and increased 12%, 16% and 6% compared to 2023, respectively.

Product revenue remained comparatively flat in 2024 compared to 2023. We expect product revenue growth rates to be higher in 2025 compared to 2024 which had a challenging comparison to a 2023 year benefiting from the greater backlog contribution to billings.

Service revenue grew 20% in 2024 compared to 2023, primarily driven by the strength of our security subscription revenue, which grew 22% in 2024 compared to 2023. The increase was primarily due to the recognition of service revenue from our growing deferred revenue balance related to FortiGuard and other security subscriptions delivered to on-premise and cloud-based environments and strength in unified SASE and SecOps. We expect our service revenue to continue to grow in 2025, with growth opportunities that include unified SASE and SecOps offerings as well as the year over year increase in current deferred revenue. While service revenue is expected to grow in 2025, we anticipate that the growth rates will continue to slow down in 2025 due to slowing short term deferred revenue growth over the past several quarters.

Our billings were diversified on a geographic basis. In 2024, seven countries represented approximately 50% of our billings and the remaining approximately 50% were from over 100 countries that each individually contributed less than 3% of our billings.

Total gross margin increased 3.9 percentage points in 2024 compared to 2023, primarily driven by increased product and service gross margin and a shift in the revenue mix to higher margin service revenue. Our overall gross margin in 2025 will be impacted by service and product revenue mix and their respective gross margins. We expect our service gross margin to decrease for full year 2025 compared to full year 2024, as we expand our data center footprint and colocation and cloud hosting capacity to support the growth in our unified SASE and SecOps offerings.

Operating expenses as a percentage of revenue decreased approximately 3.0 percentage points in 2024 compared to 2023, mainly because our revenue growth outpaced personnel costs. Headcount increased 4% to 14,138 employees as of December 31, 2024, up from 13,568 as of December 31, 2023. We expect our operating expenses as a percentage of revenue to increase for full year 2025 compared to full year 2024 as we expand our workforce organically and through acquisitions.

Operating margin increased 6.9 percentage points in 2024 as a result of improvement in gross margin and decrease in operating expenses as a percentage of revenue. We expect our operating margin to decrease for full year 2025 compared to full year 2024 as we grow our sales and marketing, and research and development workforce organically and through acquisitions, increase our product development investments, and expand our data center footprint and our colocation and cloud hosting capacity to support business growth.

Impact of Macroeconomic and Geopolitical Developments

Our overall performance depends in part on worldwide economic and geopolitical conditions, such as GDP growth, the war in Ukraine or tensions between China and Taiwan, and their impact on customer behavior. Worsening economic conditions, including inflation, changing interest rates, tariffs and other trade disruptions, slower growth, any recession, fluctuations in foreign exchange rates and other changes in economic conditions, may result in decreased sales productivity and growth and adversely affect our results of operations and financial performance. We have seen certain impacts on our business, results of operations, financial condition, cash flows, liquidity and capital and financial resources such as longer sales cycles, delayed purchases and increased commitments with certain suppliers and increased inventory and inventory purchase commitment reserves.

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

Business Model

We typically sell our security solutions to distributors that sell to networking security focused resellers and to certain service providers and managed security service providers, who, in turn, sell to end-customers or use our products and services to provide hosted solutions to other enterprises. At times, we also sell directly to enterprise customers, service providers, systems integrators and large enterprises. We also sell our software licenses and cloud delivered services via different cloud service provider platforms, both directly and through our channel partners. Our end-customers are located in over 100 countries and include small, medium and large enterprises and government organizations across a wide range of industries, including financial services, government, healthcare, manufacturing, retail, technology and telecommunications. An end-customer deployment may involve as few as one or as many as thousands of secure networking, unified SASE and security operations technology products or users, depending on the end-customer’s size and security requirements.

Our customers purchase our hardware products, software licenses and cloud-delivered solutions, including our FortiGuard and other security subscriptions, FortiCare technical support services, certain unified SASE and SecOps services. We generally invoice at the time of our sale for the total price of the products and services. Standard payment terms are generally no more than 60 days, though we may offer extended payment terms to certain distributors or large enterprises.

We offer our products hosted in our own data centers, PoPs and through colocations and major cloud service providers, including Amazon Web Services, Microsoft Azure and Google Cloud.

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

	Year Ended or As of December 31,
	2024	2023	2022

	(in millions)
Revenue	$5,955.8	$5,304.8	$4,417.4
Deferred revenue	$6,360.9	$5,735.0	$4,640.3
Billings (non-GAAP)	$6,532.5	$6,399.5	$5,594.0
Net cash provided by operating activities	$2,258.1	$1,935.5	$1,730.6
Free cash flow (non-GAAP)	$1,879.2	$1,731.4	$1,449.4

Deferred revenue. Our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue. The majority of our deferred revenue balance consists of the unrecognized portion of service revenue from FortiGuard and other security subscriptions and FortiCare technical support service contracts, which is recognized as revenue ratably over the service term. We monitor our deferred revenue balance, short term and total deferred revenue growth and the mix of short-term and long-term deferred revenue because deferred revenue represents a significant portion of free cash flow and of revenue to be recognized in future periods. Deferred revenue was $6.36 billion as of December 31, 2024, an increase of $625.9 million, or 11%, from December 31, 2023. Short term deferred revenue was $3.28 billion as of December 31, 2024, an increase of $427.5 million, or 15%, from December 31, 2023.

Billings (non-GAAP). We define billings as revenue recognized in accordance with generally accepted accounting principles in the United States (“GAAP”) plus the change in deferred revenue from the beginning to the end of the period less any deferred revenue balances acquired from business combination(s) during the period. We consider billings to be a useful metric for management and investors because billings drive current and future revenue, which is an important indicator of the health and viability of our business and cash flows. There are a number of limitations related to the use of billings instead of GAAP revenue. First, billings include amounts that have not yet been recognized as revenue and are impacted by the term of security and support agreements. Second, we may calculate billings in a manner that is different from peer companies that report similar financial measures. Management accounts for these limitations by providing specific information regarding GAAP revenue and evaluating billings together with GAAP revenue. Total billings were $6.53 billion in 2024, an increase of 2% compared to $6.40 billion in 2023.

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

A reconciliation of revenue, the most directly comparable financial measure calculated and presented in accordance with GAAP, to billings is provided below:

	Year Ended December 31,
	2024	2023	2022

	(in millions)
Billings:
Revenue	$5,955.8	$5,304.8	$4,417.4
Add: Change in deferred revenue	625.9	1,094.7	1,187.4
Less: Deferred revenue balance acquired in business combinations	(49.2)	—	(10.8)
Total billings (non-GAAP)	$6,532.5	$6,399.5	$5,594.0

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

	Year Ended December 31,
	2024	2023	2022

	(in millions)
Free Cash Flow:
Net cash provided by operating activities	$2,258.1	$1,935.5	$1,730.6
Less: Purchases of property and equipment	(378.9)	(204.1)	(281.2)
Free cash flow (non-GAAP)	$1,879.2	$1,731.4	$1,449.4
Net cash provided by (used in) investing activities	$(727.4)	$(649.3)	$763.9
Net cash used in financing activities	$(50.1)	$(1,570.4)	$(2,130.3)

Components of Operating Results

Revenue. We generate the majority of our revenue from sales of our hardware and software products and amortization of amounts included in deferred revenue related to previous sales of FortiGuard and other security subscriptions and FortiCare technical support services. We also recognize revenue from cloud security solutions, professional services, and training.

Our total revenue is comprised of:

•Product revenue. Product revenue is primarily generated from sales of our physical and virtual machine appliances. The majority of our product revenue continues to be generated by our secure networking product lines. Product revenue also includes revenue from sales of unified SASE and SecOps software technologies. As a percentage of total revenue, our product revenue has varied from quarter to quarter.

•Service revenue. Service revenue is generated primarily from FortiGuard and other security subscription services and FortiCare technical support services. We recognize revenue from FortiGuard and other security subscriptions and FortiCare technical support services ratably over the service term. Our typical contractual support and subscription term is one to five years. We also generate our revenue from other services, for which we recognize revenue as the services are provided, and cloud-based services, for which we recognize revenue as the services are delivered or on a monthly usage basis. As a percentage of total revenue, we continue to expect service revenue to be higher than product revenue. Our service revenue growth rate depends significantly on the growth of our customer base, the expansion of our service bundle offerings, the mix of our product revenue, pricing actions, the expansion and introduction of new service offerings, the attach rate of service contracts to new product sales, and the renewal of service contracts by our existing customers.

Our total cost of revenue is comprised of:

•Cost of product revenue. Cost of product revenue is primarily comprised of third-party contract manufacturers’ costs and the costs of materials used in production. Our cost of product revenue also includes supplies, shipping costs, personnel costs associated with logistics and quality control, facility-related costs, excess and obsolete inventory costs, charges related to excess inventory commitments and amortization of intangible assets. Personnel costs include compensation benefits and stock-based compensation.

•Cost of service revenue. Cost of service revenue is primarily comprised of personnel costs, replacement cost, data center infrastructure, software and delivery costs, colocation and cloud provider fees, facility-related costs and amortization of intangible assets.

Gross margin. Gross profit as a percentage of revenue, or gross margin, has been and will continue to be affected by a variety of factors, including the average sales price of our products, product costs, the mix of products sold and the mix of revenue between hardware products, software licenses and services and any excess inventory or other charges. Generally, service revenue and software licenses have higher gross margins compared to hardware products. Overall gross margin in 2025 will be impacted by service and product revenue mix and their respective gross margins.

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

•Research and development. Research and development expense consists primarily of personnel costs. Additional research and development expenses include ASIC and system prototypes and certification-related expenses, depreciation of property and equipment and facility-related expenses. The majority of our research and development is focused on software and hardware development. We record research and development expenses as incurred. As of December 31, 2024, approximately 79%, 7%, 5%, 3% and 3% of our research and development teams were located in North America, India, Israel, Japan and Taiwan, respectively. We do not own research and development team located in China. As of December 31, 2024, approximately two-thirds of our engineers worked on software development while the remainder worked on hardware development.

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

•General and administrative. General and administrative expense consists of personnel costs, as well as professional fees, depreciation of property and equipment and internal-use software and facility-related expenses. General and administrative personnel include our executive, finance, human resources, information technology and legal organizations. Our professional fees principally consist of outside legal, auditing, tax, information technology and other consulting costs.

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

Our sales contracts typically contain multiple performance obligations, such as hardware, software license, security subscription, technical support services, cloud and other services, which are generally capable of being distinct and accounted for as separate performance obligations. Our hardware and software licenses have significant standalone functionalities and capabilities. Accordingly, the hardware and software licenses are distinct from the security subscription and technical support services, as a customer can benefit from the product without the services and the services are separately identifiable within a contract. We allocate a transaction price to each performance obligation based on relative standalone selling price. We establish standalone selling price using the prices charged for a deliverable when sold separately. If not observable through past transactions, we determine standalone selling price by considering multiple historical factors including, but not limited to, cost of products, gross margin objectives, pricing practices, geographies and the term of a service contract.

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

Business Combinations

We include the results of operations of the businesses that we acquire as of the respective dates of acquisition. We allocate the fair value of the purchase price of our business acquisitions to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the fair values of these identifiable assets and liabilities is recorded as goodwill. The excess of the fair values of the net assets acquired over the net purchase consideration is recorded as a gain on bargain purchase within other income, net on the consolidated statements of income. We often continue to gather additional information throughout the measurement period, and if we make changes to the amounts recorded, such changes are recorded in the period in which they are identified.

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

	Year Ended December 31,
	2024	2023	2022

	(in millions)
Consolidated Statements of Income Data:
Revenue:
Product	$1,908.7	$1,927.3	$1,780.5
Service	4,047.1	3,377.5	2,636.9
Total revenue	5,955.8	5,304.8	4,417.4
Cost of revenue:
Product	652.0	763.6	691.3
Service	505.6	473.6	393.6
Total cost of revenue	1,157.6	1,237.2	1,084.9
Gross profit:
Product	1,256.7	1,163.7	1,089.2
Service	3,541.5	2,903.9	2,243.3
Total gross profit	4,798.2	4,067.6	3,332.5
Operating expenses:
Research and development	716.8	613.8	512.4
Sales and marketing	2,044.8	2,006.0	1,686.1
General and administrative	237.8	211.3	169.0
Gain on intellectual property matter	(4.6)	(4.6)	(4.6)
Total operating expenses	2,994.8	2,826.5	2,362.9
Operating income	1,803.4	1,241.1	969.6
Interest income	155.2	119.7	17.4
Interest expense	(20.0)	(21.0)	(18.0)
Gain on bargain purchase	106.3	—	—
Other income (expense)—net	13.6	(6.1)	(13.5)
Income before income taxes and loss from equity method investments	2,058.5	1,333.7	955.5
Provision for income taxes	283.9	143.8	30.8
Loss from equity method investments	(29.4)	(42.1)	(68.1)
Net income including non-controlling interests	1,745.2	1,147.8	856.6
Less: net loss attributable to non-controlling interests, net of tax	—	—	(0.7)
Net income attributable to Fortinet, Inc.	$1,745.2	$1,147.8	$857.3

	Year Ended December 31,
	2024	2023	2022

	(as percentage of revenue)
Revenue:
Product	32%	36%	40%
Service	68	64	60
Total revenue	100	100	100
Cost of revenue:
Product	11	14	16
Service	8	9	9
Total cost of revenue	19	23	25
Gross margin:
Product	66	60	61
Service	88	86	85
Total gross margin	81	77	75
Operating expenses:
Research and development	12	12	12
Sales and marketing	34	38	38
General and administrative	4	4	4
Gain on intellectual property matter	—	—	—
Total operating expenses	50	53	53
Operating margin	30	23	22
Interest income	3	2	—
Interest expense	—	—	—
Gain on bargain purchase	2	—	—
Other income (expense)—net	—	—	—
Income before income taxes and loss from equity method investments	35	25	22
Provision for income taxes	5	3	1
Loss from equity method investments	—	(1)	(2)
Net income including non-controlling interests	29	22	19
Less: net loss attributable to non-controlling interests, net of tax	—	—	—
Net income attributable to Fortinet, Inc.	29%	22%	19%

Percentages have been rounded for presentation purposes and may differ from unrounded results.

Discussion regarding our financial condition and results of operations for 2023 as compared to 2022 can be found in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 26, 2024.

2024 and 2023

Revenue

	Year Ended December 31,
	2024		2023
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change

	(in millions, except percentages)
Revenue:
Product	$1,908.7	32%	$1,927.3	36%	$(18.6)	(1)%
Service	4,047.1	68	3,377.5	64	669.6	20
Total revenue	$5,955.8	100%	$5,304.8	100%	$651.0	12%
Revenue by geography:
Americas	$2,442.2	41%	$2,175.2	41%	$267.0	12%
EMEA	2,396.2	40	2,072.9	39	323.3	16
APAC	1,117.4	19	1,056.7	20	60.7	6
Total revenue	$5,955.8	100%	$5,304.8	100%	$651.0	12%

Total revenue increased $651.0 million, or 12%, in 2024 compared to 2023. We continued to experience diversification of revenue geographically, and across customer and industry verticals. Revenue from all regions grew, with EMEA contributing the largest portion of the increase on an absolute dollar basis and on a percentage basis.

Product revenue remained comparatively flat in 2024 compared to 2023.

Service revenue increased $669.6 million, or 20%, in 2024 compared to 2023. Security subscription revenue increased $418.6 million, or 22%, and technical support and other services revenue increased $251.0 million, or 17%, in 2024 compared to 2023. The increase was primarily due to the recognition of revenue from our growing deferred revenue balance related to FortiGuard and other security subscriptions delivered to on-premise and cloud-based environments and growth in SaaS solutions, including unified SASE and SecOps.

Of the service revenue recognized in 2024, 70% was included in the deferred revenue balance as of December 31, 2023. Of the service revenue recognized in 2023, 67% was included in the deferred revenue balance as of December 31, 2022.

Of the service revenue recognized in each quarter of 2024, from 88% to 90% was included in deferred revenue as of the beginning of the respective quarter. We expect service revenue growth rates to continue to slow down in 2025 due to slowing short term deferred revenue growth over the past several quarters, partially offset by increases in SaaS revenue.

Cost of revenue and gross margin

	Year Ended December 31,
	2024	2023	Change	% Change

	(in millions, except percentages)
Cost of revenue:
Product	$652.0	$763.6	$(111.6)	(15)%
Service	505.6	473.6	32.0	7
Total cost of revenue	$1,157.6	$1,237.2	$(79.6)	(6)%
Gross margin (%):
Product	65.8%	60.4%
Service	87.5%	86.0%
Total gross margin	80.6%	76.7%

Percentages have been rounded for presentation purposes and may differ from unrounded results.

Total gross margin increased 3.9 percentage points in 2024 compared to 2023, primarily driven by a shift in the revenue mix to higher margin service revenue and increased product and service gross margin. Revenue mix shifted by 4.3 percentage points from product revenue to service revenue, as a percentage of total revenue.

Product gross margin increased 5.4 percentage points in 2024 compared to 2023, primarily due to decrease in inventory related reserves expense, lower expedite fees, a shift in revenue mix from hardware to software and lower freight costs, partially offset by reduced prices on certain products. During the first quarter of 2024, we lowered list prices on select products. Cost of product revenue was comprised primarily of third-party contract manufacturers’ costs, costs of materials used in production and inventory reserves related to excess inventory and contractual delivery commitments.

Service gross margin increased 1.5 percentage points in 2024 compared to 2023, primarily driven by service revenue growth outpacing labor and replacement costs increase, partially offset by an increase in cloud service costs. Cost of service revenue was comprised primarily of personnel-related costs, replacement cost, data center infrastructure, software and delivery costs, colocation and cloud provider fees, as well as facility-related costs.

Operating expenses

	Year Ended December 31,				Change	% Change
	2024		2023
	Amount	% of Revenue	Amount	% of Revenue

	(in millions, except percentages)
Operating expenses:
Research and development	$716.8	12%	$613.8	12%	$103.0	17%
Sales and marketing	2,044.8	34	2,006.0	38	38.8	2
General and administrative	237.8	4	211.3	4	26.5	13
Gain on intellectual property matter	(4.6)	—	(4.6)	—	—	—
Total operating expenses	$2,994.8	50%	$2,826.5	53%	$168.3	6%

Research and development

Research and development expense increased $103.0 million, or 17%, in 2024 compared to 2023, primarily due to an increase of $81.8 million in personnel-related costs as a result of increased headcount and compensation rates to support the development of new products and continued enhancements to our existing products. In addition, non-personnel-related product development costs increased $14.1 million and depreciation expense and other occupancy-related expense increased $6.8 million. We currently intend to continue to invest in our research and development organization, and expect research and development expense to increase in absolute dollars in 2025.

Sales and marketing

Sales and marketing expense increased $38.8 million, or 2%, in 2024 compared to 2023, primarily due to an increase of $44.0 million in personnel-related costs. In addition, travel expense increased $7.3 million and cloud hosting services costs related to sales demonstrations increased $4.5 million. The increases were partially offset by a decrease of $21.8 million in marketing program and related expenses. We currently intend to continue to make investments in sales and marketing resources, which are critical to support our future growth, and expect sales and marketing expense to increase in absolute dollars in 2025.

General and administrative

General and administrative expense increased $26.5 million, or 13%, in 2024 compared to 2023, primarily due to an increase of $21.7 million in legal related fees and other professional service fees and an increase of $6.6 million in personnel-related costs. The increases were partially offset by a decrease of $6.0 million in provision for expected credit losses. We currently expect general and administrative expense to increase in absolute dollars in 2025.

Operating income and margin

We generated operating income of $1.80 billion in 2024, an increase of $562.3 million, or 45%, compared to $1.24 billion in 2023. Operating income as a percentage of revenue increased to 30.3% in 2024 compared to 23.4% in 2023. The increase in our operating margin primarily benefits from 3.9 percentage points increase in gross margin and 3.5 percentage points decrease in sales and marketing expense as a percentage of revenue, partially offset by 0.5 percentage points increase in research and development expense as percentage of revenue.

Interest income, interest expense, gain on bargain purchase and other income (expense)—net

	Year Ended December 31,
	2024	2023	Change	% Change

	(in millions, except percentages)
Interest income	$155.2	$119.7	$35.5	30%
Interest expense	(20.0)	(21.0)	1.0	(5)%
Gain on bargain purchase	106.3	—	106.3	100%
Other income (expense)—net	13.6	(6.1)	19.7	(323)%

Interest income increased $35.5 million in 2024 as compared to 2023, primarily as a result of higher investment balances. Interest income varies depending on our average investment balances during the period, types and mix of investments, and market interest rates. Interest expense decreased $1.0 million in 2024 as compared to 2023. Gain on bargain purchase was $106.3 million in 2024 and is related to our acquisition of Lacework. The $19.7 million change in other income (expense)—net in 2024 as compared to 2023 was primarily due to an increase of $30.9 million gain on marketable equity securities, partially offset by a $10.0 million increase of foreign currency exchange losses.

Provision for income taxes

	Year Ended December 31,		Change	% Change
	2024	2023

	(in millions, except percentages)
Provision for income taxes	$283.9	$143.8	$140.1	97%
Effective tax rate (%)	14%	11%

Our provision for income taxes for 2024 reflects an effective tax rate of 14%, compared to an effective tax rate of 11% for 2023. The provision for income taxes for 2024 was comprised primarily of a $454.6 million tax expense related to U.S. federal and state income taxes, other foreign income taxes, foreign withholding taxes and unrecognized tax benefits. The provision was partially offset by excess tax benefits of $45.3 million from stock-based compensation expense, a tax benefit of $111.5 million from the FDII deduction, and a tax benefit of $13.9 million from federal research and development tax credits.

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

Loss from Equity Method Investments

	Year Ended December 31,		Change	% Change
	2024	2023

	(in millions, except percentages)
Loss from equity method investments	$(29.4)	$(42.1)	$12.7	(30)%

Loss from equity method investments decreased $12.7 million in 2024 as compared to 2023, primarily driven by our proportionate share of Linksys’ financial results, partially offset by the OTTI charge of $8.0 million recorded in the second quarter of 2024.

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

Our quarterly revenue over the past three years has increased sequentially each quarter within the year.

Total gross margin has fluctuated on a quarterly basis primarily due to the relative product and service mix. Product gross margin varies based on the types of products sold, their cost profile and their average selling prices. Service gross margin is impacted by revenue growth and our personnel-related costs, replacement cost, data center infrastructure, software and delivery costs, colocation and cloud provider fees, facility-related costs and foreign currency fluctuations.

Liquidity and Capital Resources

	As of December 31,
	2024	2023	2022

	(in millions)
Cash and cash equivalents	$2,875.9	$1,397.9	$1,682.9
Short-term and long-term investments	1,126.4	1,021.5	548.1
Marketable equity securities	64.2	21.0	25.5
Total cash, cash equivalents, investments and marketable equity securities	$4,066.5	$2,440.4	$2,256.5
Working capital	$1,910.8	$709.3	$732.0

	Year Ended December 31,
	2024	2023	2022

	(in millions)
Net cash provided by operating activities	$2,258.1	$1,935.5	$1,730.6
Net cash provided by (used in) investing activities	(727.4)	(649.3)	763.9
Net cash used in financing activities	(50.1)	(1,570.4)	(2,130.3)
Effect of exchange rate changes on cash and cash equivalents	(2.6)	(0.8)	(0.4)
Net increase (decrease) in cash and cash equivalents	$1,478.0	$(285.0)	$363.8

Liquidity and capital resources are primarily impacted by our operating activities, as well as real estate purchases, other capital expenditures, and business acquisitions, payment of taxes in connection with the net settlement of equity awards and proceeds from the issuance of common stock and investment grade debt and repurchases of our common stock.

In recent years, we have received significant capital resources from our billings to customers, issuance of investment grade debt and, to some extent, from the exercise of stock options by our employees. Additional increases in billings may depend on a number of factors, including demand for and availability of our products and services, competition, pricing actions, market or industry changes, macroeconomic events such as rising inflation and changing interest rates, economic strength, supply chain capacity and disruptions, tariffs and other trade restrictions, international conflicts, including the war in Ukraine, an increase in installment billing, and our ability to execute. We expect proceeds from the exercise of stock options in future years to continue to be impacted by the increased mix of restricted stock units and performance stock units versus stock options granted to our employees and to vary based on our share price.

In January 2024, our board of directors approved a $500.0 million increase in the authorized stock repurchase amount under the Repurchase Program, bringing the aggregate amount authorized to be repurchased to $7.25 billion of our outstanding common stock. In February 2024, our board of directors approved an extension of the Repurchase Program to February 28, 2025. In October 2024, our board of directors approved a $1.0 billion increase in the authorized stock repurchase amount under the Repurchase Program and extended the term of the Repurchase Program to February 28, 2026, bringing the aggregate amount authorized to be repurchased to $8.25 billion of our outstanding common stock through February 28, 2026. In 2024, we repurchased less than 0.1 million shares of common stock under the Repurchase Program for an aggregate purchase price of $0.6 million. As of December 31, 2024, approximately $2.03 billion remained available for future share repurchases under the Repurchase Program.

We expect to continue to increase our data centers, PoPs, office and warehouse capacity to support growth and the expansion of existing services or introduction of new services. As we purchase new properties, we will work to incorporate these properties into the environmental goals we have established. We estimate 2025 capital expenditures to be between approximately $380.0 million and $430.0 million.

Our principal commitments consist of obligations under our senior notes, inventory purchase and other contractual commitments. As of December 31, 2024, the long-term debt, net of unamortized discount and debt issuance costs, was $994.3 million. $500.0 million in aggregate principal amount of senior notes is due on March 15, 2026 and $500.0 million in aggregate principal amount of senior notes is due on March 15, 2031. In addition, we purchase components of our inventory from certain suppliers and use several independent contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that allow them to procure inventory based upon criteria as defined by us or establish the parameters defining our requirements. A significant portion of our reported purchase commitments arising from these agreements consists of firm, non-cancelable and unconditional commitments. Certain of these inventory purchase commitments with contract manufacturers and suppliers relate to arrangements to secure supply and pricing for certain product components for multi-year periods. In certain instances, these agreements allow us the option to reschedule and adjust our requirements based on our business needs prior to firm orders being placed.

These inventory purchase commitments as of December 31, 2024 totaled $591.1 million, a decrease of $46.2 million compared to $637.3 million as of December 31, 2023 due to fulfillment of customer demand as our supply availability improved and our continued efforts to work with contract manufacturers and suppliers to optimize our inventory and purchase commitments position. We record a liability for inventory purchase commitments in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. We estimate payments of $588.9 million due on or before December 31, 2025 related to these commitments.

We increased our purchase commitments in prior years to address significant supply constraints seen industry-wide due to component shortages and have reduced the purchase commitments in 2024. Our agreements secured supply and pricing for certain product components with contract manufacturers to meet customer demand and to address extended lead times.

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

We also have open purchase orders and contractual obligations in the ordinary course of business for which we have not received goods or services. As of December 31, 2024, we had $101.2 million in other contractual commitments having a remaining term in excess of one year that are non-cancelable.

As of December 31, 2024, our cash, cash equivalents and short-term and long-term investments of $4.07 billion were invested primarily in deposit accounts, commercial paper, corporate debt securities, U.S. government and agency securities, certificates of deposit and term deposits and money market funds. It is our investment policy to invest excess cash in a manner that preserves capital, provides liquidity, and generates return without significantly increasing risk. We do not enter into investments for trading or speculative purposes.

The amount of cash, cash equivalents and investments held by our international subsidiaries was $207.8 million and $199.9 million as of December 31, 2024 and 2023, respectively.

We believe that our existing cash and cash equivalents and cash flow from operations will be sufficient for at least the next 12 months to meet our requirements and plans for cash, including meeting our working capital requirements and capital expenditure requirements. In the long term, our ability to support our requirements and plans for cash, including our working capital and capital expenditure requirements will depend on many factors, including our growth rate; the timing and amount of our share repurchases and debt retirement; the expansion of sales and marketing activities, pricing actions, the introduction of new and enhanced products and services offerings; the continuing market acceptance of our products; the timing and extent of spending to support development efforts; our investments in purchasing, developing or leasing real estate; cash paid for taxes and macroeconomic impacts such as rising inflation and changing interest rates; and the war in Ukraine. Historically, we have required capital principally to fund our working capital needs, share repurchases, capital expenditures and acquisition activities. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all.

During 2024, 2023 and 2022, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Operating Activities

Cash generated by operating activities is our primary source of liquidity. It is primarily comprised of net income, as adjusted for non-cash items and changes in operating assets and liabilities. Non-cash adjustments consist primarily of amortization of deferred contract costs, stock-based compensation and depreciation and amortization. Changes in operating assets and liabilities consist primarily of changes in deferred revenue, deferred contract costs, accrued liabilities, deferred tax assets, inventory and accounts receivable—net.

Our operating activities during 2024 provided cash flows of $2.26 billion as a result of the continued growth of our business, improved profitability and our ability to successfully manage our working capital. Changes in operating assets and liabilities primarily resulted from an increase in sales of our security subscription services and technical support services to new and existing customers, as reflected by an increase of $577.8 million in our deferred revenue during 2024. In addition, changes in operating assets and liabilities were driven by an increase of $311.1 million in deferred contract costs, an increase of $223.2 million in deferred tax assets, a decrease of $131.2 million in inventory, a decrease of $106.7 million in accrued liabilities, and an increase of $45.4 million in accounts receivable—net.

Investing Activities

The changes in cash flows from investing activities primarily relate to timing of purchases, maturities and sales of investments, purchases of property and equipment, investments in various companies and business acquisitions. Historically, in making a lease-versus-ownership decision related to warehouse, office or data center space, we have considered various factors including financial metrics, expected long-term growth rates, time to market, operating costs and changes in asset values. In certain cases, we have elected to own a facility if we believe that purchasing or developing buildings rather than leasing is more closely aligned with our long-term strategy. We expect to make similar decisions in the future. We may also make cash payments in connection with future business combinations.

During 2024, cash used in investing activities was $727.4 million, primarily driven by $378.9 million used for the purchases of property and equipment, $275.5 million used for the acquisitions of Lacework, Next DLP and Perception Point, net of cash and $56.4 million spent for purchases of investments, net of maturities and sales of investments.

Financing Activities

The changes in cash flows from financing activities primarily relate to repurchase and retirement of common stock, and taxes paid related to net share settlement of equity awards, net of proceeds from the issuance of common stock under our Amended and Restated 2009 Equity Incentive Plan (the “2009 EIP”).

During 2024, cash used in financing activities was $50.1 million, primarily driven by $37.8 million used to pay tax withholding, net of proceeds from the issuance of common stock.

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

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash, cash equivalents, investments and marketable equity securities in a variety of securities, including commercial paper, corporate debt securities, U.S. government and agency securities, certificates of deposit and term deposits, money market funds, municipal bonds and marketable equity securities. The risk associated with fluctuating interest rates is limited to our investment portfolio. A 10% decrease in interest rates would have resulted in a decrease of $15.5 million in our interest income in 2024, and would have resulted in an insignificant decrease in our interest income in 2023 and 2022.

Foreign Currency Exchange Risk

Our sales contracts are primarily denominated in U.S. dollars and therefore substantially all of our revenue is not subject to foreign currency translation risk. However, a substantial portion of our operating expenses incurred outside the United States are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro (“EUR”), the Canadian dollar (“CAD”), the British pound (“GBP”) and the Japanese yen (“JPY”). To help protect against significant fluctuations in value and the volatility of future cash flows caused by changes in currency exchange rates, we engage in foreign currency risk management activities to minimize the impact of balance sheet items denominated in CAD. We do not use these contracts for speculative or trading purposes. All of the derivative instruments are with high quality financial institutions and we monitor the credit worthiness of these parties. These contracts typically have a maturity of one month and settle on the last day of each month. We record changes in the fair value of forward exchange contracts related to balance sheet accounts in other income (expense)—net in the consolidated statements of income. We recognized an expense of $16.9 million in 2024 due to foreign currency transaction losses.

Our use of forward exchange contracts is intended to reduce, but not eliminate, the impact of currency exchange rate movements. Our forward exchange contracts are relatively short-term in nature and are focused on the CAD. Long-term material changes in the value of the U.S. dollar against other foreign currencies, such as the EUR, GBP and JPY could adversely impact our operating expenses in the future. We assessed the risk of loss in fair values from the impact of hypothetical changes in foreign currency exchange rates. For foreign currency exchange rate risk, a 10% increase or decrease of foreign currency exchange rates against the U.S. dollar with all other variables held constant would have resulted in a $14.2 million change in the value of our foreign currency cash balances as of December 31, 2024.

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

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Fortinet, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Revenue – Refer to Note 1 and Note 2 to the financial statements
Critical Audit Matter Description
The Company’s contracts with customers often include multiple performance obligations, such as hardware, software license, security subscription, technical support services, cloud and other services, which are generally capable of being distinct and accounted for as separate performance obligations. Pursuant to accounting principles generally accepted in the United States of America, the Company is required to evaluate whether each performance obligation represents goods and services that are distinct for purposes of determining the amount and timing of revenue recognition. A good or service is distinct where the customer can benefit from the product without the services and the services are separately identifiable within a contract, and the transfer of the good or service is separately identifiable from other promises in the contract. The evaluation of performance obligations can require significant judgment in certain contracts and could change the amount of revenue recognized in a given period.

We identified the evaluation of performance obligations in certain contracts as a critical audit matter because of the significant judgment management makes in evaluating such contracts and the impact of such judgment on the amount of revenue recognized in a particular period. This required a high degree of auditor judgment and an increased extent of testing.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company's identification and evaluation of performance obligations within certain contracts and the resulting impact on the pattern and timing of revenue recognition included the following, among others:
•We assessed management’s significant accounting policies related to revenue recognition for compliance with Accounting Standards Codification 606, Revenue from Contracts with Customers.
•We evaluated the design and tested the operating effectiveness of internal controls over review of contracts, including those over the identification and evaluation of contract terms and conditions and the resulting impact on revenue recognition.
•We selected a sample of certain contracts and performed the following:
•Obtained and read the related contract documents and evaluated whether management had properly identified the contract terms and conditions.

•Assessed management’s evaluation of the impact of the performance obligations on the pattern and timing of revenue recognition.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
February 21, 2025

We have served as the Company’s auditor since 2002.

FORTINET, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	December 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,875.9	$1,397.9
Short-term investments	1,126.4	1,021.5
Marketable equity securities	64.2	21.0
Accounts receivable—Net of allowance for credit losses of $5.9 million and $8.2 million at December 31, 2024 and 2023, respectively	1,463.4	1,402.0
Inventory	315.5	484.8
Prepaid expenses and other current assets	126.1	101.1
Total current assets	5,971.5	4,428.3
PROPERTY AND EQUIPMENT—NET	1,349.5	1,044.4
DEFERRED CONTRACT COSTS	622.9	605.6
DEFERRED TAX ASSETS	1,335.6	868.8
GOODWILL	235.4	126.5
OTHER INTANGIBLE ASSETS—NET	115.0	35.3
OTHER ASSETS	133.2	150.0
TOTAL ASSETS	$9,763.1	$7,258.9

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$190.9	$204.3
Accrued liabilities	337.9	423.7
Accrued payroll and compensation	255.7	242.3
Deferred revenue	3,276.2	2,848.7
Total current liabilities	4,060.7	3,719.0
DEFERRED REVENUE	3,084.7	2,886.3
LONG-TERM DEBT	994.3	992.3
OTHER LIABILITIES	129.6	124.7
Total liabilities	8,269.3	7,722.3
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.001 par value—1,500.0 shares authorized; 767.0 shares and 761.0 shares issued and outstanding at December 31, 2024 and 2023, respectively	0.8	0.8
Additional paid-in capital	1,636.2	1,416.4
Accumulated other comprehensive loss	(26.1)	(18.9)
Accumulated deficit	(117.1)	(1,861.7)
Total stockholders’ equity (deficit)	1,493.8	(463.4)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$9,763.1	$7,258.9
See notes to consolidated financial statements.

FORTINET, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
REVENUE:
Product	$1,908.7	$1,927.3	$1,780.5
Service	4,047.1	3,377.5	2,636.9
Total revenue	5,955.8	5,304.8	4,417.4
COST OF REVENUE:
Product	652.0	763.6	691.3
Service	505.6	473.6	393.6
Total cost of revenue	1,157.6	1,237.2	1,084.9
GROSS PROFIT:
Product	1,256.7	1,163.7	1,089.2
Service	3,541.5	2,903.9	2,243.3
Total gross profit	4,798.2	4,067.6	3,332.5
OPERATING EXPENSES:
Research and development	716.8	613.8	512.4
Sales and marketing	2,044.8	2,006.0	1,686.1
General and administrative	237.8	211.3	169.0
Gain on intellectual property matter	(4.6)	(4.6)	(4.6)
Total operating expenses	2,994.8	2,826.5	2,362.9
OPERATING INCOME	1,803.4	1,241.1	969.6
INTEREST INCOME	155.2	119.7	17.4
INTEREST EXPENSE	(20.0)	(21.0)	(18.0)
GAIN ON BARGAIN PURCHASE	106.3	—	—
OTHER INCOME (EXPENSE)—NET	13.6	(6.1)	(13.5)
INCOME BEFORE INCOME TAXES AND LOSS FROM EQUITY METHOD INVESTMENTS	2,058.5	1,333.7	955.5
PROVISION FOR INCOME TAXES	283.9	143.8	30.8
LOSS FROM EQUITY METHOD INVESTMENTS	(29.4)	(42.1)	(68.1)
NET INCOME INCLUDING NON-CONTROLLING INTERESTS	1,745.2	1,147.8	856.6
LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS, NET OF TAX	—	—	(0.7)
NET INCOME ATTRIBUTABLE TO FORTINET, INC.	$1,745.2	$1,147.8	$857.3
Net income per share attributable to Fortinet, Inc. (Note 9):
Basic	$2.28	$1.47	$1.08
Diluted	$2.26	$1.46	$1.06
Weighted-average shares used to compute net income per share attributable to Fortinet, Inc.:
Basic	764.4	778.6	791.4
Diluted	771.9	788.2	805.3
See notes to consolidated financial statements.

FORTINET, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2024	2023	2022
Net income including non-controlling interests	$1,745.2	$1,147.8	$856.6
Other comprehensive income (loss):
Change in foreign currency translation	(7.5)	(5.5)	(9.7)
Change in unrealized gains (losses) on investments	0.4	8.8	(6.2)
Less: tax provision (benefit) related to items of other comprehensive income (loss)	0.1	2.0	(1.4)
Other comprehensive income (loss)	(7.2)	1.3	(14.5)
Comprehensive income including non-controlling interests	1,738.0	1,149.1	842.1
Less: comprehensive income attributable to non-controlling interests	—	—	0.2
Comprehensive income attributable to Fortinet, Inc.	$1,738.0	$1,149.1	$841.9

See notes to consolidated financial statements.

FORTINET, INC.
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(in millions)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interests	Total Equity (Deficit)
	Shares	Amount
BALANCE—December 31, 2021	810.0	$0.8	$1,253.6	$(4.8)	$(467.9)	$16.7	$798.4
Issuance of common stock in connection with equity incentive plans - net of tax withholding	7.5	—	(134.7)	—	—	—	(134.7)
Repurchase and retirement of common stock	(36.0)	—	(55.4)	—	(1,935.8)	—	(1,991.2)
Stock-based compensation expense	—	—	217.3	—	—	—	217.3
Acquisition of the non-controlling interests	—	—	3.4	—	—	(16.9)	(13.5)
Net unrealized loss on investments - net of tax	—	—	—	(4.8)	—	—	(4.8)
Foreign currency translation adjustment	—	—	—	(10.6)	—	0.9	(9.7)
Net income	—	—	—	—	857.3	(0.7)	856.6
BALANCE—December 31, 2022	781.5	0.8	1,284.2	(20.2)	(1,546.4)	—	(281.6)
Issuance of common stock in connection with equity incentive plans - net of tax withholding	6.7	—	(68.5)	—	—	—	(68.5)
Repurchase and retirement of common stock	(27.2)	—	(37.4)	—	(1,463.1)	—	(1,500.5)
Excise tax on net stock repurchases	—	—	(10.9)	—	—	—	(10.9)
Stock-based compensation expense	—	—	249.0	—	—	—	249.0
Net unrealized gain on investments - net of tax	—	—	—	6.8	—	—	6.8
Foreign currency translation adjustment	—	—	—	(5.5)	—	—	(5.5)
Net income	—	—	—	—	1,147.8	—	1,147.8
BALANCE—December 31, 2023	761.0	0.8	1,416.4	(18.9)	(1,861.7)	—	(463.4)
Issuance of common stock in connection with equity incentive plans - net of tax withholding	6.0	—	(38.1)	—	—	—	(38.1)
Repurchase and retirement of common stock	—	—	—	—	(0.6)	—	(0.6)
Stock-based compensation expense	—	—	257.9	—	—	—	257.9
Net unrealized gain on investments - net of tax	—	—	—	0.3	—	—	0.3
Foreign currency translation adjustment	—	—	—	(7.5)	—	—	(7.5)
Net income	—	—	—	—	1,745.2	—	1,745.2
BALANCE—December 31, 2024	767.0	$0.8	$1,636.2	$(26.1)	$(117.1)	$—	$1,493.8
See notes to consolidated financial statements.

FORTINET, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including non-controlling interests	$1,745.2	$1,147.8	$856.6
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	257.9	249.0	217.3
Amortization of deferred contract costs	293.7	266.3	223.3
Depreciation and amortization	122.8	113.4	104.3
Amortization of investment premiums (discounts)	(48.8)	(27.7)	4.4
Loss from equity method investments	29.4	42.1	68.1
Gain on bargain purchase	(106.3)	—	—
Other	(15.2)	18.5	23.6
Changes in operating assets and liabilities, net of impact of business combinations:
Accounts receivable—net	(45.4)	(146.4)	(456.7)
Inventory	131.2	(253.5)	(109.1)
Prepaid expenses and other current assets	(13.7)	(27.6)	(7.7)
Deferred contract costs	(311.1)	(353.5)	(318.2)
Deferred tax assets	(223.2)	(301.9)	(226.4)
Other assets	(11.0)	17.7	(35.3)
Accounts payable	(10.2)	(43.1)	105.2
Accrued liabilities	(106.7)	137.4	55.2
Accrued payroll and compensation	—	23.4	25.0
Other liabilities	(8.3)	(21.7)	23.5
Deferred revenue	577.8	1,095.3	1,177.5
Net cash provided by operating activities	2,258.1	1,935.5	1,730.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(1,948.6)	(1,855.8)	(389.1)
Sales of investments	0.5	4.0	3.0
Maturities of investments	1,891.7	1,414.8	1,462.0
Purchases of property and equipment	(378.9)	(204.1)	(281.2)
Purchases of investments in privately held companies	—	(8.5)	—
Payments made in connection with business combinations, net of cash acquired	(275.5)	—	(30.8)
Purchases of marketable equity securities	(16.7)	—	—
Other	0.1	0.3	—
Net cash provided by (used in) investing activities	(727.4)	(649.3)	763.9
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase and retirement of common stock	(0.6)	(1,500.5)	(1,991.2)
Proceeds from issuance of common stock	63.1	43.8	26.1
Taxes paid related to net share settlement of equity awards	(100.9)	(112.5)	(160.4)
Other	(11.7)	(1.2)	(4.8)
Net cash used in financing activities	(50.1)	(1,570.4)	(2,130.3)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2.6)	(0.8)	(0.4)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,478.0	(285.0)	363.8
CASH AND CASH EQUIVALENTS—Beginning of year	1,397.9	1,682.9	1,319.1
CASH AND CASH EQUIVALENTS—End of year	$2,875.9	$1,397.9	$1,682.9
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes—net	$578.9	$426.3	$260.2
Operating lease liabilities arising from obtaining right-of-use assets	$39.3	$19.2	$65.8
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfers of evaluation units and equipment from inventory to property and equipment	$35.5	$31.8	$17.1
Liability for purchase of property and equipment	$23.0	$23.6	$21.2
Excise tax payable on net stock repurchases	$—	$10.9	$—
Liability incurred in connection with business combinations	$6.2	$—	$0.8
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

Use of Estimates—The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such management estimates include, but are not limited to, the determination of contingent liabilities, the standalone selling price for our products and services, the period of benefit for deferred contract costs for commissions, stock-based compensation, inventory valuation and liability for non-cancellable inventory purchase commitments with contract manufacturers and component suppliers, the fair value of tangible and intangible assets acquired and liabilities assumed in business combinations, the measurement of liabilities for uncertain tax positions and deferred tax assets and liabilities, the assessment of recoverability of our goodwill and other long-lived assets. We base our estimates on historical experience and also on assumptions that we believe are reasonable. Actual results could differ materially from those estimates.

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

Our accounts receivable are derived from our customers in various geographic locations. We perform ongoing credit evaluations of our customers. We generally do not require collateral on accounts receivable, and we maintain reserves for estimated credit losses. See Note 16. Segment Information for distributor customers accounted for 10% or more of our revenue or net accounts receivable.

We rely on a small number of manufacturing partners, with approximately 88% of manufacturing in Taiwan and U.S., to manufacture our products, and some of the chips and other components of our products used by the contract manufacturers are available from limited or sole sources of supply. We do not own manufacturing activities in China. Our proprietary Application-Specific Integrated Circuits are built by contract manufacturers located in Japan and Taiwan; other integrated circuits are provided by other chip manufacturers.

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

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency and Transaction Gains and Losses—The functional currency for most of our foreign subsidiaries is the U.S. dollar. For our international subsidiary whose functional currency is the local currency, we translate the financial statements of this subsidiary to U.S. dollars using the exchange rates in effect at the balance sheet dates for assets and liabilities, and average monthly exchange rates for revenues, costs, and expenses. We record translation gains and losses in accumulated other comprehensive income as a component of equity (deficit). We reflect net foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to functional currency as a component of foreign currency exchange gain (loss) in other income (expense)—net. We recognized a foreign currency loss of $16.9 million, $7.0 million and $4.6 million in other income (expense)—net, for 2024, 2023, and 2022, respectively.

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

Our AFS investments in debt securities are carried at estimated fair value with any unrealized gains and losses, net of taxes, included in accumulated other comprehensive income (loss) in the consolidated statements of equity (deficit). AFS debt securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of that difference, if any, is caused by expected credit losses. An investment is impaired if the fair value of the investment is less than its cost. If the fair value of an investment is less than its amortized cost basis at the balance sheet date and if we do not intend to sell the investment, we consider available evidence to assess whether it is more likely than not that we will be required to sell the investment before the recovery of its amortized cost basis. We consult with our investment managers and consider available quantitative and qualitative evidence in evaluating, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and our ability to hold the investment. Once an impairment is determined to be attributable to credit-related factors, allowance for credit losses (i.e., the credit loss component) on AFS debt securities is recognized as credit loss expense, a charge in other income (expense)—net, on our consolidated statements of income, and any remaining unrealized losses (i.e., the non-credit loss component), net of taxes, are included in accumulated other comprehensive income (loss) on our consolidated statements of equity (deficit).

We consider whether unrealized losses have resulted from a credit loss or other factors. The unrealized losses on our AFS debt securities as of December 31, 2024, 2023 and 2022 were caused by fluctuations in market value and interest rates as a result of the market conditions. We concluded that an allowance for credit losses was unnecessary as of December 31, 2024, 2023 and 2022 because (i) the decline in market value was attributable to changes in market conditions and not credit quality, and (ii) we concluded that neither do we intend to sell nor is it more likely than not that we will be required to sell these investments prior to recovery of their amortized cost basis. As a result, we had no credit losses recorded for the years ended December 31, 2024, 2023 and 2022.

We determine realized gains or losses on sale of AFS debt securities using the specific identification method to determine the cost basis of investments sold and record such gains or losses as other income (expense)—net on the consolidated statements of income. We have elected to not record an allowance for credit losses for accrued interest for AFS investments in debt securities and will reverse the accrued interest against interest income in the period in which we determine the accrued interest to be uncollectible.

Marketable Equity Securities—Our marketable equity investments with readily determinable fair values are accounted for at fair value through net income. Realized gains and losses as well as changes in fair value of these securities are recognized and reported in other income (expense)—net, and are determined using the specific identification method.

Investments in privately held companies—Our investments in privately held companies consist of investments in common stock or in-substance common stock. Our equity method investments provide us with the ability to exercise significant influence over the investees, but not an absolute controlling financial interest. These investments are accounted for under the equity method of accounting and were initially recorded at cost. Subsequently, we recognize our proportionate share of the

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

entity’s net profit or loss, the amortization of any basis differences, as well as any OTTI as gain or loss from these equity method investments in the consolidated statements of income and as an adjustment to the investment balance. We record our proportionate share of the results of these equity method investments on a three-month lag basis. We evaluate whether there are material transactions or events that occur during the intervening period that materially affect the financial position or results of operations. As of December 31, 2024 and 2023, we had two equity method investments, including our investment in Linksys Holdings, Inc. (“Linksys”). As of December 31, 2024 and 2023, our equity method investments were recorded in other assets. Our remaining investments in privately held companies are recorded at cost and as of December 31, 2024 and 2023 were not material.

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

We further consider collectability trends for the allowance for credit losses based on our assessment of various factors, including credit quality of our customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect our ability to collect from our customers. Expected credit losses are recorded as general and administrative expenses on our consolidated statements of income. The allowance for credit losses was $5.9 million and $8.2 million as of December 31, 2024 and 2023, respectively. Provisions, write-offs and recoveries were not material during the years ended December 31, 2024, 2023 and 2022.

Inventory—Inventory is recorded at the lower of cost or net realizable value. Cost is computed using the first-in, first-out method. Inventory costs comprise primarily of the cost of materials and other component parts, as well as overhead costs. In assessing the ultimate recoverability of inventory, we make estimates regarding future customer demand, the timing of new product introductions, economic trends and market conditions. A write-down of inventory and a corresponding charge to cost of product revenue is recorded when inventory is determined to be in excess of anticipated demand or considered obsolete. At the point of the write-down loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. In addition, we record a liability for non-cancelable inventory purchase commitments with contract manufacturers and suppliers for quantities in excess of our future estimated demand forecasts. The expense related to such accrued liability for inventory purchase commitments is recorded in cost of product revenue on the consolidated statements of income.

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

Impairment of Long-Lived Assets—We evaluate events and changes in circumstances that could indicate carrying amounts of long-lived assets, including intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future undiscounted cash flows is less than the carrying amount of those assets, we record an impairment charge in the period in which we make the determination. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There were no impairments of long-lived assets in 2024, 2023 and 2022.

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

We performed our annual goodwill impairment assessment and did not identify any impairment indicators as a result of the review. As of December 31, 2024 and 2023, we had one reporting unit.

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

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Contract Costs and Commission Expense—Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. We recognize sales commissions expenses related to product sales upfront while sales commissions expenses for service contracts are deferred as deferred contract costs in the consolidated balance sheets and amortized over the applicable amortization period. Commission costs for initial contracts that are not commensurate with commissions on renewal contracts are amortized on a straight-line basis over the period of benefit, which we have determined to be five years and which is typically longer than the initial contract term. The amortization of deferred contract costs is included in sales and marketing expense in our consolidated statements of income. Amortization of deferred contract costs during 2024, 2023 and 2022 was $293.7 million, $266.3 million and $223.3 million, respectively. No impairment loss of deferred contract costs asset was recognized during 2024, 2023 and 2022.

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

We derive a majority of product sales from FortiGate, other secure networking hardware which include a broad set of built-in security and networking features and functionalities, including firewall, next-generation firewall, secure web gateway, SSL inspection, software-defined wide-area network, intrusion prevention, SSL data leak prevention, virtual private network, switch and wireless controller and wide area network edge.

We recognize product revenue upon shipment when control of the promised goods is transferred to the customer. Our term-based software licenses represent multiple performance obligations, which include software licenses and software support services where the software licenses are recognized upfront within product revenue upon transfer of control, and the associated software support services are recognized ratably over the service term as service revenue.

Service revenue relates to sales of our FortiGuard and other security subscriptions, FortiCare technical support services and other services. Our typical subscription and support term is one to five years. We generally recognize revenue from these services ratably over the service term because of continuous transfer of control to the customer. We also generate a portion of our revenue from other services consisting of professional services, training and SaaS which is either hosted by us or provided through cloud providers. We recognize revenue from professional and training services as the services are provided. We recognize revenue from SaaS as the subscription service is delivered over the term, which is typically one year, or on a monthly usage basis. To date, SaaS revenue has not represented a significant percentage of our total revenue.

Our sales contracts typically contain performance obligations, such as hardware, software license, security subscription, technical support services, cloud and other services, which are generally capable of being distinct and accounted for as separate performance obligations. Our hardware and software licenses have significant standalone functionalities and capabilities. Accordingly, the hardware and software licenses are distinct from the security subscription and technical support services, as a customer can benefit from the product without the services and the services are separately identifiable within a contract. We allocate a transaction price to each performance obligation based on relative standalone selling price. We establish standalone selling price using the prices charged for a deliverable when sold separately. If not observable through past transactions, we determine standalone selling price by considering multiple historical factors including, but not limited to, cost

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of products, gross margin objectives, pricing practices, geographies and the term of a service contract. Revenue is reported net of sales tax.

In certain circumstances, our contracts include provisions for sales rebates and other customer incentive programs. Additionally, in limited circumstances, we may permit end-customers, distributors and resellers to return our products, subject to varying limitations, for a refund within a reasonably short period from the date of purchase. These amounts are accounted for as variable consideration that can decrease the transaction price. We estimate variable consideration using the expected-value method based on the most likely amounts to which we expect our customers to be entitled. We include estimated amounts in the transaction price to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimate for refund liabilities, which include sales returns reserve and customer rebates, was $71.8 million and $92.7 million as of December 31, 2024 and 2023, respectively, and is included in current liabilities in our consolidated balance sheet.

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

Shipping and handling fees charged to our customers are recognized as revenue in the period shipped and the related costs for providing these services are recorded in cost of revenue. Shipping and handling fees recognized were not material during 2024, 2023 and 2022.

Warranties—We generally provide a one-year warranty for most hardware products and a 90-day warranty for software. We also provide extended warranties under the terms of our support agreements. A provision for estimated future costs related to warranty activities in the first year after product sale is recorded as a component of cost of product revenues when the product revenue is recognized, based upon historical product failure rates and historical costs incurred in correcting product failures. Warranty costs related to extended warranties sold under support agreements are recognized as cost of service revenue as incurred. In the event we change our warranty reserve estimates, the resulting charge against future cost of revenue or reversal of previously recorded charges may materially affect our gross margins and operating results. Accrued warranty liability was not material as of December 31, 2024 and 2023.

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

Recently Adopted Accounting Standards

Segment Reporting

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. We adopted ASU 2023-07 for our annual period beginning fiscal year 2024 on a retrospective basis to all periods presented. Refer to Note 16. Segment Information.

Recent Accounting Standards Not Yet Effective

Income Taxes

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for our annual period beginning fiscal year 2025, with early adoption permitted, and should be applied prospectively. We are currently evaluating the ASU to determine its impact on our disclosures.

Income Statement

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03), and in January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified the effective date of ASU 2024-03. ASU 2024-03 enhances the disclosures required for expense disaggregation in our annual and interim consolidated financial statements. The amendments are effective for our annual reporting period beginning fiscal 2027, with early adoption permitted, and can be applied prospectively or retrospectively. We are currently evaluating the ASU to determine its impact on our disclosures.

2.     REVENUE RECOGNITION

Disaggregation of Revenue

The following table presents our revenue disaggregated by major product and service lines (in millions):

	Year Ended December 31,
	2024	2023	2022
Product	$1,908.7	$1,927.3	$1,780.5
Service:
Security subscription	2,316.7	1,898.1	1,427.0
Technical support and other	1,730.4	1,479.4	1,209.9
Total service revenue	4,047.1	3,377.5	2,636.9
Total revenue	$5,955.8	$5,304.8	$4,417.4

Deferred Revenue

During 2024 and 2023, we recognized $2.84 billion and $2.27 billion in revenue that was included in the deferred revenue balance as of December 31, 2023 and 2022, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

As of December 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $6.42 billion, which was substantially comprised of deferred security subscription and technical support services revenue as well as unbilled contract revenue from non-cancellable contracts that will be recognized in future periods. We expect to recognize approximately $3.31 billion as revenue over the next 12 months and the remainder thereafter.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.     FINANCIAL INSTRUMENTS AND FAIR VALUE

Available-for-Sale Investments

The following tables summarize our available-for-sale investments (in millions):

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and agency securities	$469.1	$0.4	$—	$469.5
Commercial paper	428.7	0.2	(0.2)	428.7
Corporate debt securities	166.4	0.1	(0.1)	166.4
Certificates of deposit and term deposits	61.8	—	—	61.8
Total available-for-sale investments	$1,126.0	$0.7	$(0.3)	$1,126.4

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and agency securities	$461.5	$0.2	$(0.3)	$461.4
Commercial paper	401.7	0.2	(0.1)	401.8
Corporate debt securities	70.0	0.1	(0.1)	70.0
Certificates of deposit and term deposits	88.2	0.1	—	88.3
Total available-for-sale investments	$1,021.4	$0.6	$(0.5)	$1,021.5

The following tables show the gross unrealized losses and the related fair values of our available-for-sale investments that have been in a continuous unrealized loss position (in millions):

	December 31, 2024
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency securities	$27.8	$—	$—	$—	$27.8	$—
Commercial paper	149.4	(0.2)	—	—	149.4	(0.2)
Corporate debt securities	63.5	(0.1)	—	—	63.5	(0.1)
Certificates of deposit and term deposits	10.9	—	—	—	10.9	—
Total available-for-sale investments	$251.6	$(0.3)	$—	$—	$251.6	$(0.3)

	December 31, 2023
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency securities	$47.1	$—	$11.7	$(0.3)	$58.8	$(0.3)
Commercial paper	200.8	(0.1)	—	—	200.8	(0.1)
Corporate debt securities	21.8	—	26.9	(0.1)	48.7	(0.1)
Total available-for-sale investments	$269.7	$(0.1)	$38.6	$(0.4)	$308.3	$(0.5)

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The contractual maturities of our investments were (in millions):

	December 31, 2024	December 31, 2023
Due within one year	$1,126.4	$1,021.5
Due within one to three years	—	—
Total	$1,126.4	$1,021.5

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

Marketable Equity Securities

Our marketable equity securities were $64.2 million and $21.0 million as of December 31, 2024 and December 31, 2023, respectively. The changes in fair value of our marketable equity securities are recorded in other income (expense)—net on the consolidated statements of income. We recognized $26.4 million gain, $4.4 million and $13.1 million of losses in 2024, 2023 and 2022, respectively.

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

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets Measured at Fair Value on a Recurring Basis

The following tables present the fair value of our financial assets measured at fair value on a recurring basis (in millions):

	December 31, 2024				December 31, 2023
	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. government and agency securities	$469.5	$464.5	$5.0	$—	$501.4	$433.3	$68.1	$—
Commercial paper	488.4	—	488.4	—	472.2	—	472.2	—
Corporate debt securities	166.4	—	166.4	—	73.0	—	73.0	—
Certificates of deposit and term deposits	61.8	—	61.8	—	104.8	—	104.8	—
Money market funds	296.1	296.1	—	—	277.1	277.1	—	—
Marketable equity securities	64.2	64.2	—	—	21.0	21.0	—	—
Total	$1,546.4	$824.8	$721.6	$—	$1,449.5	$731.4	$718.1	$—

Reported as:
Cash equivalents	$355.8				$407.0
Marketable equity securities	64.2				21.0
Short-term investments	1,126.4				1,021.5
Total	$1,546.4				$1,449.5

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the years ended December 31, 2024 and December 31, 2023.

4.     INVENTORY

Inventory, net of reserves, consisted of (in millions):

	December 31, 2024	December 31, 2023
Raw materials	$90.9	$92.1
Work in process	4.1	7.7
Finished goods	220.5	385.0
Inventory	$315.5	$484.8

The excess and obsolete inventory reserve was $144.8 million and $89.2 million as of December 31, 2024 and 2023, respectively. Inventory write-downs related to excess and obsolete inventory were $37.1 million and $35.8 million for the year ended December 31, 2024 and 2023, respectively, and not material for the year ended December 31, 2022. They were recorded in cost of product revenue on the consolidated statements of income.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.     PROPERTY AND EQUIPMENT—Net

Property and equipment—net consisted of (in millions):

	December 31, 2024	December 31, 2023
Land	$500.6	$351.7
Buildings and improvements	801.4	595.5
Computer equipment and software	279.1	261.1
Leasehold improvements	64.3	61.4
Evaluation units	31.8	30.8
Furniture and fixtures	36.4	33.6
Construction-in-progress	52.0	63.3
Total property and equipment	1,765.6	1,397.4
Less: accumulated depreciation	(416.1)	(353.0)
Property and equipment—net	$1,349.5	$1,044.4

During 2024, we purchased certain real estate in California, Georgia and New York, United States, and Alberta, Canada, totaling $295.8 million. The purchases were accounted for under the asset acquisition method. The costs of the assets allocated to land, buildings and improvements and furniture and fixtures were $149.0 million, $145.7 million and $1.1 million, respectively, based on their relative fair values.

Depreciation expense was $99.7 million, $94.5 million and $81.0 million in 2024, 2023 and 2022, respectively.

6.     INVESTMENTS IN PRIVATELY HELD COMPANIES

Linksys Holdings, Inc.

During 2021, we invested $160.0 million in cash for shares of the Series A Preferred Stock of Linksys for a 50.8% ownership interest in outstanding equity of Linksys. As of December 31, 2024 and 2023, our ownership interest remained the same. Linksys provides router connectivity solutions to the consumer and small business markets.

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

Our share of loss of Linksys’ financial results, as well as our share of the amortization of the basis differences, totaled $29.0 million in 2024, which comprised of our proportionate share of Linksys’ financial results and the amortization of the basis differences of $21.0 million, as well as an OTTI charge of $8.0 million recognized in the second quarter of 2024. Our share of loss of Linksys’ financial results and our share of the amortization of the basis differences totaled $42.1 million in 2023. Our loss related to Linksys in 2022 totaled $68.1 million, which comprised of our proportionate share of Linksys’ financial results as well as the amortization of the basis differences of $45.9 million, which included a $17.5 million charge in connection with a valuation allowance established on deferred tax assets at Linksys, and the OTTI charge of $22.2 million recorded during the three months ended December 31, 2022. The loss related to Linksys is recorded in loss from equity method investments on the consolidated statements of income.

Due to the presence of impairment indicators, such as a series of operating losses, we evaluated our equity method investment for an OTTI during 2024, 2023 and 2022. We considered various factors in determining whether an OTTI has occurred, including Linksys’ financial results, operating history, our ability and intent to hold the investment until its fair value recovers, the implied revenue valuation multiples compared to guideline public companies, the discounted cash flows analysis, Linksys’ ability to achieve milestones and any notable operational and strategic changes. In connection with our evaluation as of June 30, 2024 and December 31, 2022, we noted that certain factors were present that indicated that the equity method investment’s decline in value was OTTI, primarily driven by Linksys’ continuous losses, decrease in revenue and operating

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

results, then current forecasted results for the foreseeable future as compared to the expected performance at the time of the investments, and the results of a discounted cash flows analysis. To determine the fair value of our investment in Linksys, we utilized a market approach referencing revenue multiples from publicly traded peer companies and concluded that the estimated fair value of the investment was lower than its carrying value. During the three months ended June 30, 2024 and December 31, 2022, we recorded non-cash impairment charge of $8.0 million and $22.2 million, respectively, on our equity method investment in Linksys. In connection with our evaluation as of December 31, 2024 and 2023, we determined that an additional OTTI has not occurred.

The carrying amount of our Linksys investment was $13.2 million and $42.2 million as of December 31, 2024 and 2023, respectively, and the investment was included in other assets on our consolidated balance sheets.

Refer to Note 17. Subsequent Events, for additional information on our acquisition of Linksys.

7.     BUSINESS COMBINATIONS

2024 Acquisitions

Lacework Inc.

On August 1, 2024, we closed an acquisition of Lacework Inc. (“Lacework”), a privately held data-driven cloud security company, for $152.3 million in cash. We acquired Lacework with a goal of offering its Cloud-Native Application Protection Platform solution separately as well as integrated with our existing portfolio, forming a comprehensive, AI-driven cloud security platform available from a single vendor, which will help customers identify, prioritize and remediate risks and threats in complex cloud-native infrastructure from code to cloud.

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

The excess of the fair values of the net assets acquired over the net purchase consideration was recorded as a gain on bargain purchase within other income, net on the consolidated statements of income. The gain on bargain purchase occurred primarily due to the recognition of the deferred tax assets. The deferred tax assets were comprised primarily of pre-acquisition federal net operating loss carryforwards with an indefinite carryforward period.

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

The operating results of the acquired company were included in our consolidated financial statements from the date of acquisition, which was August 1, 2024. For the period from August 2, 2024 through December 31, 2024, Lacework contributed $31.1 million of revenue and $45.8 million of a net loss. Acquisition-related costs for this acquisition were not material and were recorded as general and administrative expense.

Next DLP Holdings Limited

On August 5, 2024, we completed the acquisition of Next DLP Holdings Limited (“Next DLP”), a privately held insider risk and data loss prevention company, for approximately $105.0 million in cash. We acquired Next DLP to improve our position in the standalone enterprise DLP market and strengthen our leadership in integrated DLP markets within endpoint and SASE.

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

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31,
	2024	2023
Pro forma revenue	$6,016.8	$5,404.3
Pro forma net income	$1,468.2	$1,017.5

Perception Point Ltd.

On December 5, 2024, we closed an acquisition of certain assets and liabilities of Perception Point Ltd., a business specializing in advanced collaboration and email security, for $33.7 million in cash. This acquisition was accounted for as a business combination using the acquisition method of accounting. Of the purchase price, $24.5 million was allocated to goodwill, $9.5 million was allocated to developed technology intangible asset, $6.5 million was allocated to customer relationships intangible asset, and $6.8 million was allocated to other net liabilities assumed, which predominantly include deferred revenue. Goodwill recorded in connection with this acquisition is primarily attributable to the assembled workforce acquired and the anticipated operational synergies. All acquired goodwill is expected to be deductible for tax purposes. Acquisition-related costs related to this acquisition were not material and were recorded as general and administrative expense.

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

Additional acquisition-related information

The operating results of the acquired companies are included in our consolidated statements of income from the respective dates of acquisition. Acquisition-related costs related to each acquisition were not material. Pro forma information has not been presented, except for Lacework and Next DLP as disclosed above, as the impact of these acquisitions, individually and in the aggregate, in each year were not material to our consolidated financial statements.

8.     GOODWILL AND OTHER INTANGIBLE ASSETS—Net

Goodwill

The following table presents the changes in the carrying amount of goodwill (in millions):

Amount
Balance—December 31, 2023	$126.5
Additions due to business combinations	110.9
Foreign currency translation adjustments	(2.0)
Balance—December 31, 2024	$235.4

There were no impairments to goodwill during 2024, 2023 and 2022 or any previous periods.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Intangible Assets—Net

The following tables present other intangible assets—net (in millions, except years):

	December 31, 2024
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Finite-lived intangible assets:
Developed technologies	4.4	$141.9	$73.7	$68.2
Customer relationships	5.5	53.9	23.0	30.9
Trade name	7.5	8.8	1.8	7.0
Backlog	2.5	13.5	4.6	8.9
Total other intangible assets—net		$218.1	$103.1	$115.0

	December 31, 2023
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Finite-lived intangible assets:
Developed technologies	4.4	$79.4	$60.6	$18.8
Customer relationships	7.1	30.4	17.7	12.7
Trade name	10.0	5.0	1.2	3.8
Backlog	1.0	3.9	3.9	—
Total other intangible assets—net		$118.7	$83.4	$35.3

Amortization expense of finite-lived intangible assets was $23.1 million, $18.9 million and $23.3 million in 2024, 2023, and 2022, respectively.

The following table summarizes estimated future amortization expense of finite-lived intangible assets—net (in millions):

Year Ending December 31,	Amount
2025	$39.7
2026	26.7
2027	21.4
2028	15.6
2029	7.7
Thereafter	3.9
Total	$115.0

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

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share attributable to Fortinet, Inc. is (in millions, except per share amounts):

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net income including non-controlling interests	$1,745.2	$1,147.8	$856.6
Net loss attributable to non-controlling interests	—	—	(0.7)
Net income attributable to Fortinet, Inc.	$1,745.2	$1,147.8	$857.3

Denominator:
Basic shares:
Weighted-average common stock outstanding-basic	764.4	778.6	791.4
Diluted shares:
Weighted-average common stock outstanding-basic	764.4	778.6	791.4
Effect of potentially dilutive securities:
RSUs	2.4	3.3	6.0
Stock options	4.7	6.2	7.9
PSUs	0.4	0.1	—
Weighted-average shares used to compute diluted net income per share attributable to Fortinet, Inc.	771.9	788.2	805.3
Net income per share attributable to Fortinet, Inc.:
Basic	$2.28	$1.47	$1.08
Diluted	$2.26	$1.46	$1.06

The following weighted-average shares of common stock were excluded from the computation of diluted net income per share attributable to Fortinet, Inc. for the periods presented, as their effect would have been antidilutive (in millions):

	Year Ended December 31,
	2024	2023	2022
RSUs	0.2	0.7	1.0
Stock options	2.5	2.8	1.5
PSUs	0.1	0.1	—
Total	2.8	3.6	2.5

10.     LEASES

We have operating leases for offices, research and development facilities and data centers. Our leases have remaining terms that range from less than one year to approximately five years, some of which include one or more options to renew, with renewal terms of up to seven years. Unless and until we are reasonably certain we will exercise these renewal options, we do not include renewal options in our lease terms for calculating our lease liability, as the renewal options allow us to maintain operational flexibility. Our finance leases were not material to our consolidated financial statements.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of lease expense were (in millions):

	Year Ended December 31,
	2024	2023	2022
Operating lease expense	$44.5	$43.0	$37.1
Variable lease expense (1)	7.4	5.8	3.7
Short-term lease expense	10.2	9.3	5.6
Total lease expense	$62.1	$58.1	$46.4

(1) Variable lease expense for the years ended December 31, 2024, 2023 and 2022 predominantly included common area maintenance charges, real estate taxes, certain parking expense, utilities based on actual usage and insurance costs.

Supplemental balance sheet information related to our operating leases was (in millions, except lease term and discount rate):

	Classification	December 31, 2024	December 31, 2023
Operating lease ROU assets – non-current	Other assets	$72.2	$76.0

Operating lease liabilities – current	Accrued liabilities	$32.7	$33.4
Operating lease liabilities – non-current	Other liabilities	46.4	45.7
Total operating lease liabilities		$79.1	$79.1

Weighted average remaining lease term in years – operating leases		3.0	3.1
Weighted average discount rate – operating leases		4.2%	4.5%

Supplemental cash flow information related to leases was (in millions):

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$38.6	$40.0	$33.8

Maturities of operating lease liabilities as of December 31, 2024 were (in millions):

Year Ending December 31,	Amount
2025	$34.9
2026	20.4
2027	13.7
2028	11.0
2029	4.3
Thereafter	—
Total lease payments	$84.3
Less imputed interest	(5.2)
Total	$79.1

As of December 31, 2024, our operating leases that had been signed but had not yet commenced were not material.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.     DEBT

2026 and 2031 Senior Notes

On March 5, 2021, we issued $1.0 billion aggregate principal amount of senior notes (collectively, the “Senior Notes”), consisting of $500.0 million aggregate principal amount of 1.0% notes due March 15, 2026 (the “2026 Senior Notes”) and $500.0 million aggregate principal amount of 2.2% notes due March 15, 2031 (the “2031 Senior Notes”), in an underwritten registered public offering. The Senior Notes are senior unsecured obligations and rank equally with each other in right of payment and with our other outstanding obligations. We may redeem the Senior Notes at any time in whole or in part for cash, at specified redemption prices that include accrued and unpaid interest, if any, and a make-whole premium. However, no make-whole premium will be paid for redemptions of the 2026 Senior Notes on or after February 15, 2026, or the 2031 Senior Notes on or after December 15, 2030. Interest on the Senior Notes is payable on March 15 and September 15 of each year, beginning on September 15, 2021. As of December 31, 2024, the Senior Notes were recorded as long-term debt, net of discount and issuance costs, which are amortized to interest expense over the respective contractual terms of these notes using the effective interest method.

The total outstanding debt is summarized below (in millions, except percentages):

	Maturity	Coupon Rate	Effective Interest Rate	December 31, 2024
Debt
2026 Senior Notes	March 2026	1.0%	1.3%	$500.0
2031 Senior Notes	March 2031	2.2%	2.3%	500.0
Total debt				1,000.0
Less: Unamortized discount and debt issuance costs				5.7
Total long-term debt				$994.3

As of December 31, 2024 and 2023, we accrued interest payable of $4.7 million, and there are no financial covenants with which we must comply. In 2024, 2023 and 2022 we recorded $18.0 million, $17.9 million and $17.9 million of total interest expense in relation to these Senior Notes and repaid $16.0 million of interest in cash, respectively. No interest costs were capitalized in 2024, 2023 and 2022, as the costs that qualified for capitalization were not material.

The total estimated fair value of the outstanding Senior Notes was approximately $908.5 million, including accrued and unpaid interest, as of December 31, 2024. The fair value was determined based on observable market prices of identical instruments in less active markets. The estimated fair values are based on Level 2 inputs.

12.     COMMITMENTS AND CONTINGENCIES

The following table summarizes our inventory purchase commitments as of December 31, 2024 (in millions):

	Total	2025	Thereafter
Inventory purchase commitments	$591.1	$588.9	$2.2

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

As of December 31, 2024, we had $591.1 million of non-cancelable inventory purchase commitments with our independent contract manufacturers. We recorded a liability for these purchase commitments for quantities in excess of our future estimated demand forecasts, consistent with the valuation of our excess and obsolete inventory. As of December 31, 2024 and December 31, 2023, the liability for these inventory purchase commitments was $54.0 million and $84.7 million,

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

respectively, and was recorded in accrued liabilities on our consolidated balance sheets. The expense related to such accrued liability for inventory purchase commitments was $3.5 million and $85.9 million for the year ended December 31, 2024 and 2023, and not material for the year ended December 31, 2022, and was recorded in cost of product revenue on the consolidated statements of income.

Other Contractual Commitments and Open Purchase Orders—In addition to commitments with contract manufacturers, we have open purchase orders and contractual obligations in the ordinary course of business for which we have not received goods or services. A significant portion of our reported purchase commitments consist of non-cancelable commitments. In certain instances, contractual commitments allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to firm orders being placed. As of December 31, 2024, we had $101.2 million in other contractual commitments having a remaining term in excess of one year that are non-cancelable.

Litigation—We are involved in disputes, litigation, and other legal actions. For lawsuits where we are the defendant, we are in the process of defending these litigation matters, and while there can be no assurances and the outcome of certain of these matters is currently not determinable and not predictable, we currently are unaware of any existing claims or proceedings that we believe are likely to have a material adverse effect on our financial position. There are many uncertainties associated with any litigation and these actions or other third-party claims against us may cause us to incur costly litigation fees, costs and substantial settlement charges, and possibly subject us to damages and other penalties. In addition, the resolution of any intellectual property litigation may require us to make royalty payments, which could adversely affect our gross margins in future periods. If any of those events were to occur, our business, financial condition, results of operations, and cash flows could be adversely affected. Litigation is unpredictable and the actual liability in any such matters may be materially different from our current estimates, which could result in the need to adjust any accrued liability and record additional expenses. We accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss. These accruals are generally based on a range of possible outcomes that require significant management judgement. If no amount within a range is a better estimate than any other, we accrue the minimum amount. Litigation loss contingency accruals associated with outstanding cases were not material as of December 31, 2024 and 2023.

On March 21, 2019, we were sued by Alorica Inc. in Santa Clara County Superior Court in California. Alorica alleged breach of warranty and misrepresentation claims, which we denied. After trial, a jury returned a verdict fully in favor of us and against Alorica on October 4, 2024. Alorica has filed a notice of appeal. We believe that the ultimate outcome of this matter will not materially impact our financial position, results of operations or cash flows. However, any further legal proceedings, including Alorica’s appeal, would be subject to inherent uncertainties, and a future unfavorable ruling could occur. No loss accrual had been recorded as of December 31, 2024 related to this litigation.

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

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of December 31, 2024, there were a total of 50.7 million shares of common stock available for grant under the 2009 EIP.

Restricted Stock Units

The following table summarizes the activity and related information for RSUs for the periods presented below (in millions, except per share amounts):

	Restricted Stock Units Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance—December 31, 2021	15.7	$27.06
Granted	4.1	58.09
Forfeited	(1.1)	34.94
Vested	(8.2)	23.69
Balance—December 31, 2022	10.5	40.94
Granted	4.8	60.14
Forfeited	(0.8)	49.85
Vested	(5.4)	35.47
Balance—December 31, 2023	9.1	53.61
Granted	4.7	71.25
Forfeited	(1.0)	61.98
Vested	(4.4)	49.50
Balance—December 31, 2024	8.4	$64.70

Stock compensation expense is recognized on a straight-line basis over the vesting period of each RSU. As of December 31, 2024, total compensation expense related to unvested RSUs granted to employees and non-employees under the 2009 EIP, but not yet recognized, was $467.2 million, with a weighted-average remaining vesting period of 2.7 years.

RSUs settle into shares of common stock upon vesting. Upon the vesting of the RSUs, we net-settle the RSUs and withhold a portion of the shares to satisfy employee withholding tax requirements. The payment of the withheld taxes to the tax authorities is reflected as a financing activity within the consolidated statements of cash flows.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes the number and value of the shares withheld for employee taxes (in millions):

	Year Ended December 31,
	2024	2023	2022
Shares withheld for taxes	1.5	1.8	2.7
Amount withheld for taxes	$101.0	$112.5	$160.4

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

Expected Dividend—The expected dividend weighted-average assumption is zero.

The following table summarizes the weighted-average assumptions relating to our employee stock options:

	Year Ended December 31,
	2024	2023	2022
Expected term in years	4.5	4.4	4.4
Volatility	42.6%	42.0%	41.6%
Risk-free interest rate	4.3%	4.2%	2.2%
Dividend rate	—%	—%	—%

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the stock option activity and related information for the periods presented below (in millions, except exercise prices and contractual life):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance—December 31, 2021	13.7	$18.57	4.0	729.9
Granted	1.7	60.26
Forfeited	(0.2)	37.03
Exercised	(2.0)	13.10
Balance—December 31, 2022	13.2	24.37	3.5	344.8
Granted	1.3	60.16
Forfeited	(0.2)	49.13
Exercised	(3.1)	14.11
Balance—December 31, 2023	11.2	31.14	3.3	315.8
Granted	0.8	68.21
Forfeited	(0.2)	54.74
Exercised	(3.1)	20.30
Balance—December 31, 2024	8.7	$37.81
Options vested and expected to vest—December 31, 2024	8.7	$37.81	3.1	$493.8
Options exercisable—December 31, 2024	6.7	$30.62	2.4	$429.8

The aggregate intrinsic value represents the difference between the exercise price of stock options and the quoted market price of our common stock at the date of balance sheet for all in-the-money stock options. Stock compensation expense is recognized on a straight-line basis over the vesting period of each stock option. As of December 31, 2024, total compensation expense related to unvested stock options granted to employees but not yet recognized was $44.6 million, with a weighted-average remaining vesting period of 2.4 years.

Additional information related to our stock options is summarized below (in millions, except per share amounts):

	Year Ended December 31,
	2024	2023	2022
Weighted-average fair value per share granted	$27.87	$24.20	$22.18

Intrinsic value of options exercised	$166.9	$140.7	$88.4
Fair value of options vested	$31.3	$30.1	$24.9

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about outstanding and exercisable stock options as of December 31, 2024, (in millions, except exercise prices and contractual life):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$9.81-$22.72	2.3	0.8	$14.66	2.3	$14.66
$22.90-$34.39	3.1	2.6	28.85	3.0	28.71
$39.68-$61.24	1.5	5.0	58.18	0.7	57.58
$62.11-$94.02	1.8	5.0	65.21	0.7	62.80
	8.7			6.7

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

The following table summarizes the weighted-average assumptions relating to our PSUs for the year ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Expected term in years	2.7	2.7
Volatility	45.4%	47.5%
Risk-free interest rate	4.5%	4.6%
Dividend rate	—%	—%

We granted approximately 0.3 million shares of PSU awards with a weighted-average grant date fair value of $97.40 per share and $90.96 per share to certain of our executives during the year ended December 31, 2024 and December 31, 2023, respectively. The grant date fair value of these awards was determined using a Monte Carlo simulation pricing model. Approximately 0.1 million shares of PSU awards were vested and approximately 0.1 million shares of PSU awards were forfeited during the year ended December 31, 2024. None of these PSU awards were vested and PSU awards forfeited were immaterial during the year ended December 31, 2023.

As of December 31, 2024, total compensation expense related to unvested PSUs that were granted to certain of our executives, but not yet recognized, was $20.9 million. This expense is expected to be amortized on a graded vesting method over a weighted-average vesting period of 2.2 years.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shares Reserved for Future Issuances

The following table presents the common stock reserved for future issuance (in millions):

December 31, 2024
Reserved for future equity award grants	50.7
Outstanding stock options, RSUs and PSUs	17.5
Total common stock reserved for future issuances	68.2

Stock-Based Compensation Expense

Stock-based compensation expense, including stock-based compensation expense related to awards classified as liabilities, is included in costs and expenses (in millions):

	Year Ended December 31,
	2024	2023	2022
Cost of product revenue	$1.9	$1.8	$1.7
Cost of service revenue	25.4	23.3	18.8
Research and development	85.9	76.8	64.2
Sales and marketing	105.3	111.8	105.0
General and administrative	41.7	37.9	30.1
Total stock-based compensation expense	$260.2	$251.6	$219.8

The following table summarizes stock-based compensation expense, including stock-based compensation expense related to awards classified as liabilities, by award type (in millions):

	Year Ended December 31,
	2024	2023	2022
RSUs	$217.2	$211.8	$195.0
Stock options	28.2	28.8	24.8
PSUs	14.8	11.0	—
Total stock-based compensation expense	$260.2	$251.6	$219.8

Total income tax benefit associated with stock-based compensation that is recognized in the consolidated statements of income is (in millions):

	Year Ended December 31,
	2024	2023	2022
Income tax benefit associated with stock-based compensation	$57.3	$55.5	$48.6

Share Repurchase Program

In January 2016, our board of directors approved the Repurchase Program, which authorized the repurchase of up to $200.0 million of our outstanding common stock through December 31, 2017. From 2016 through 2022, our board of directors approved increases to our Repurchase Program by various amounts and extended the term to February 28, 2023, bringing the aggregated amount authorized to $5.25 billion. In February 2023, our board of directors approved an extension of the Repurchase Program to February 29, 2024. In April 2023 and July 2023, our board of directors approved $1.0 billion and $500.0 million increases in the authorized stock repurchase amount under the Repurchase Program, bringing the aggregate amount authorized to be repurchased to $6.75 billion. In January 2024, our board of directors approved a $500.0 million increase in the authorized stock repurchase amount under the Repurchase Program, bringing the aggregate amount authorized to be repurchased to $7.25 billion of our outstanding common stock. In February 2024, our board of directors approved an extension of the Repurchase Program to February 28, 2025. In October 2024, our board of directors approved a $1.0 billion increase in the authorized stock repurchase amount under the Repurchase Program and extended the term of the Repurchase Program to February 28, 2026, bringing the aggregate amount authorized to be repurchased to $8.25 billion of our outstanding common stock through February 28, 2026. Under the Repurchase Program, share repurchases may be made by us from time to

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

time in privately negotiated transactions or in open market transactions. The Repurchase Program does not require us to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time without prior notice. In 2024, we repurchased less than 0.1 million shares of common stock under the Repurchase Program in open market transactions for an aggregate purchase price of $0.6 million. As of December 31, 2024, $2.03 billion remained available for future share repurchases under the Repurchase Program.

14.     INCOME TAXES

Income before income taxes and loss from equity method investments consisted of (in millions):

	Year Ended December 31,
	2024	2023	2022
Domestic	$1,929.2	$1,195.0	$873.8
Foreign	129.3	138.7	81.7
Total income before income taxes and loss from equity method investments	$2,058.5	$1,333.7	$955.5

The provision for (benefit from) income taxes consisted of (in millions):

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$444.2	$398.5	$218.5
State	25.8	27.7	19.1
Foreign	36.8	24.3	18.8
Total current	$506.8	$450.5	$256.4
Deferred:
Federal	$(210.7)	$(281.1)	$(208.3)
State	(12.4)	(18.9)	(14.9)
Foreign	0.2	(6.7)	(2.4)
Total deferred	(222.9)	(306.7)	(225.6)
Provision for income taxes	$283.9	$143.8	$30.8

The foreign tax provision included the tax impacts from U.S. GAAP to local tax return book to tax differences that create a permanent addback including but not limited to stock compensation, meals and entertainment, and settlement of prior year tax audits with foreign jurisdiction adjustments.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate (in millions):

	Year Ended December 31,
	2024	2023	2022
Tax at federal statutory tax rate	$432.3	$280.1	$200.6
Foreign income taxed at different rates	29.8	27.0	15.7
Foreign withholding taxes	58.0	35.1	31.0
Stock-based compensation expense	(23.6)	(54.3)	(81.1)
Foreign tax credit	(79.5)	(72.6)	(26.2)
State taxes—net of federal benefit	1.1	5.0	(3.2)
Research and development credit	(13.9)	(14.0)	(11.6)
Valuation allowance	7.5	(67.7)	25.9
Impact of the 2017 Tax Cuts and Jobs Act:
Tax effect of a law change	—	(20.8)	—
Foreign-Derived Intangible Income	(111.5)	(89.5)	(115.2)
Adjustment to prior year’s FDII	—	92.8	—
Other	(16.3)	22.7	(5.1)
Total provision for income taxes	$283.9	$143.8	$30.8

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

In December 2021, the Organisation for Economic Co-operation and Development enacted model rules for a new global minimum tax framework (“BEPS Pillar Two”), and various governments around the world have enacted, or are in the process of enacting, legislation on this. For the tax year 2024, all of our foreign jurisdictions have either not implemented BEPS Pillar Two or satisfied the transitional Country-by Country Reporting safe harbor requirements, and as such, are not subject to top-up tax. We do not expect any material tax impact for 2024 and will continue to evaluate the impact of these tax law changes for future periods.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets as of the years ended are presented below (in millions):

	December 31, 2024	December 31, 2023
Deferred tax assets:
General business credit carryforward	$31.7	$29.5
Deferred revenue	650.8	528.0
Reserves and accruals	139.0	134.1
Net operating loss and capital loss carryforwards	227.7	19.2
Stock-based compensation expense	27.0	25.1
Depreciation and amortization	12.0	8.1
Capitalized research expenditures	437.7	295.0
Operating lease liabilities	17.4	17.4
Total deferred tax assets	1,543.3	1,056.4
Less: Valuation allowance	(40.7)	(33.2)
Deferred tax assets, net of valuation allowance	1,502.6	1,023.2
Deferred tax liabilities:
Deferred contract costs	(140.2)	(136.9)
Operating lease ROU assets	(15.8)	(16.7)
Acquired intangibles	(14.6)	(3.7)
Total deferred tax liabilities	(170.6)	(157.3)
Net deferred tax assets	$1,332.0	$865.9

In assessing the realizability of deferred tax assets, we considered whether it is more likely than not that some portion or all of our deferred tax assets will be realized. This realization is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We concluded that it is more likely than not that we will be able to realize the benefits of our deferred tax assets in the future except for our California research and development credits carryforward, certain impairment losses in business investments and certain tax attributes from business acquisitions. As of December 31, 2024, we had a valuation allowance of $40.7 million against those items.

As of December 31, 2024, our federal and California net operating loss carryforwards for income tax purposes were $1.03 billion and $76.7 million, respectively. All the net operating loss carryforwards were from acquisitions which were limited by Section 382 of the Internal Revenue Code. If not utilized, the federal net operating loss carryforwards will begin to expire in 2028, and California net operating loss carryforwards will begin to expire in 2034.

As of December 31, 2024, we had state tax credit carryforwards of $53.9 million. The state credits can be carried forward indefinitely.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate changes in the balance of unrecognized tax benefits are (in millions):

	Year Ended December 31,
	2024	2023	2022
Unrecognized tax benefits, beginning of year	$65.8	$67.4	$73.3
Gross increases for tax positions related to the current year	14.7	11.4	13.6
Gross decreases for tax positions related to the current year	—	—	—
Gross increases for tax positions related to the prior year	0.2	1.0	0.9
Gross decreases for tax positions related to prior year	(2.3)	(4.0)	(2.0)
Gross decreases for tax positions related to prior year audit settlements	(1.8)	—	—
Gross decreases for tax positions related to expiration of statute of limitations	(0.7)	(10.0)	(18.4)
Unrecognized tax benefits, end of year	$75.9	$65.8	$67.4

As of December 31, 2024, we had $75.9 million of unrecognized tax benefits, of which, if recognized, $61.2 million would favorably affect our effective tax rate. Our gross unrecognized tax benefits increased approximately $10.1 million during the year ended December 31, 2024. The net increase was primarily due to the normal buildup of reserves related to the Federal R&D credit and transfer pricing. Our policy is to include accrued interest and penalties related to uncertain tax benefits in income tax expense. As of December 31, 2024, 2023 and 2022, accrued interest and penalties were $8.8 million, $6.4 million and $9.3 million, respectively.

It is reasonably possible that our gross unrecognized tax benefits will decrease up to $0.9 million in the next 12 months, primarily due to the lapse of the statute of limitations. These adjustments, if recognized, would favorably impact our effective tax rate, and would be recognized as additional tax benefits.

We file income tax returns in the U.S. federal jurisdiction and in various U.S. state and foreign jurisdictions. Generally, we are no longer subject to examination by U.S. federal income tax authorities for tax years prior to 2020 and by U.S. state and foreign tax authorities in our significant jurisdictions for tax years prior to 2016. We currently have ongoing tax audits in the United Kingdom, Canada, Germany and several other foreign jurisdictions. The focus of these audits is the inter-company profit allocation.

15.     DEFINED CONTRIBUTION PLANS

Our tax-deferred savings plan under our 401(k) Plan permits participating U.S. employees to contribute a portion of their pre-tax or after-tax earnings. In Canada, we have a Group Registered Retirement Savings Plan Program (the “RRSP”), which permits participants to make pre-tax contributions. Our board of directors approved 50% matching contributions on employee contributions up to 4% of each employee’s eligible earnings. Our matching contributions to our 401(k) Plan and the RRSP for 2024, 2023 and 2022 were $19.3 million, $17.1 million and $12.6 million, respectively.

16.     SEGMENT INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our chief executive officer. Our chief executive officer reviews financial information including revenue, expenses and net income presented on a consolidated basis, accompanied by information about revenue by geographic region for purposes of allocating resources and evaluating financial performance. We have one business activity, and there are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level. Accordingly, we have determined that we have one operating segment, and therefore, one reportable segment. Our chief executive officer assesses financial performance of the reportable segment and decides how to allocate resources based on net income that also is reported as net income attributable to Fortinet, Inc. on the consolidated statements of income. Net income is also used by our chief operating decision maker to monitor actual results versus budget and prior periods amounts of our reportable segment and decide whether to reinvest net income into the reportable segment or to expand business through business combinations or to return value to shareholders. The measure of the segment assets is reported on the balance sheet as total assets.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reflects certain financial data for our reportable segment (in millions):

	Year Ended December 31,
	2024	2023	2022
Total revenue	$5,955.8	$5,304.8	$4,417.4
Less:
Cost of product revenue	652.0	763.6	691.3
Cost of service revenue	505.6	473.6	393.6
Research and development expense	716.8	613.8	512.4
Other sales and marketing expense (1)	1,654.9	1,635.3	1,366.4
Commission expense	389.9	370.7	319.7
General and administrative expense	237.8	211.3	169.0
Other segment items (2)	230.3	55.1	(76.9)
Provision for income taxes	283.9	143.8	30.8
Net income	$1,745.2	$1,147.8	$857.3
(1) Excludes commission expense.
(2) The following table presents other segment items (in millions):

	Year Ended December 31,
	2024	2023	2022
Gain on intellectual property matter	$4.6	$4.6	$4.6
Interest income	155.2	119.7	17.4
Interest expense	(20.0)	(21.0)	(18.0)
Gain on bargain purchase	106.3	—	—
Other income (expense)—net	13.6	(6.1)	(13.5)
Loss from equity method investments	(29.4)	(42.1)	(68.1)
Net loss attributable to non-controlling interests, net of tax	—	—	0.7
Total other segment items	$230.3	$55.1	$(76.9)

The following table presents other segment information (in millions):

	Year Ended December 31,
	2024	2023	2022
Significant non-cash items:
Stock‐based compensation expense	$260.2	$251.6	$219.8
Depreciation and amortization expense	122.8	113.4	104.3

Total assets	$9,763.1	$7,258.9	$6,228.0
Purchases of property and equipment	$378.9	$204.1	$281.2

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue by geographic region is based on the billing address of our customers. The following tables set forth revenue and property and equipment—net by geographic region (in millions):

	Year Ended December 31,
Revenue	2024	2023	2022
Americas:
United States	$1,778.9	$1,605.9	$1,325.0
Other Americas	663.3	569.3	460.0
Total Americas	2,442.2	2,175.2	1,785.0
EMEA	2,396.2	2,072.9	1,691.8
APAC	1,117.4	1,056.7	940.6
Total revenue	$5,955.8	$5,304.8	$4,417.4

Property and Equipment—net	December 31, 2024	December 31, 2023
Americas:
United States	$993.5	$701.6
Canada	216.8	212.8
Latin America	4.4	2.3
Total Americas	1,214.7	916.7
EMEA	73.3	65.5
APAC	61.5	62.2
Total property and equipment—net	$1,349.5	$1,044.4

The following distributor customers accounted for 10% or more of our revenue:

	Year Ended December 31,
	2024	2023	2022
Distributor A	29%	28%	29%
Distributor B	15%	15%	14%
Distributor C	13%	13%	14%

The following distributor customers accounted for 10% or more of net accounts receivable:

	2024	2023
Distributor A	31%	33%
Distributor B	14%	14%
Distributor C	10%	10%

17.     SUBSEQUENT EVENTS

Real Property Purchase

In February 2025, we signed a definitive agreement subject to regulatory approval to purchase real property in Frankfurt, Germany, totaling approximately 540,000 square feet for $49.1 million in cash, excluding acquisition costs.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Acquisition

On January 31, 2025, we acquired all of the remaining outstanding Series A Preferred Stock of Linksys for $22.0 million in initial consideration and now own 100% of the outstanding equity of Linksys. We are currently in the process of evaluating the business combination accounting, including the consideration transferred and the initial purchase price allocation.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2024 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

As permitted by applicable SEC guidance, management has excluded Lacework, a privately held data-driven cloud security company, Next DLP, a privately held data security company, and Perception Point, a privately held advanced collaboration and email security company from its assessment of internal control over financial reporting as of December 31, 2024, because Lacework, Next DLP and Perception Point were acquired by us in business combinations during the fiscal year ended December 31, 2024. Lacework, Next DLP and Perception Point revenues represented approximately 0.5%, less than 0.1% and less than 0.1% of our consolidated total revenue, respectively, for the year ended December 31, 2024.

Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report, which appears in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting

There were no other changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Fortinet, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Fortinet, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 21, 2025, expressed an unqualified opinion on those financial statements.

As described in “Management’s Report on Internal Control over Financial Reporting”, management excluded from its assessment the internal control over financial reporting at Lacework, Inc. (“Lacework”), a privately held data-driven cloud security company, Next DLP Holdings Limited (“Next DLP”), a privately held data security company, and Perception Point, Ltd. (“Perception Point”), a privately held advanced collaboration and email security company from its assessment of internal control over financial reporting as of December 31, 2024. Lacework, Next DLP, and Perception Point revenues represented approximately 0.5%, less than 0.1%, and less than 0.1%, respectively, of the Company’s consolidated total revenue for the year ended December 31, 2024.

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

/s/ DELOITTE & TOUCHE LLP

San Jose, California
February 21, 2025

ITEM 9B.     Other Information

Rule 10b5-1 Trading Plans

On December 9, 2024, William H. Neukom, one of our directors, entered into a pre-arranged written stock sale plan in accordance with Rule 10b5-1 under the Exchange Act for the purchase of shares of our common stock (the “Neukom Plan”) during an open trading window in accordance with our insider trading policy. The Neukom Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Neukom Plan provides for the potential purchase by Mr. Neukom of up to $35,000 worth of shares of our common stock per at the market price, on five dates between March 6, 2025 and March 6, 2026, as specified in the Neukom Plan.

On December 9, 2024, Kenneth A. Goldman, one of our directors, entered into a pre-arranged written stock sale plan in accordance with Rule 10b5-1 under the Exchange Act for the sale of shares of our common stock (the “Goldman Plan”) during an open trading window in accordance with our insider trading policy. The Goldman Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Goldman Plan provides for the potential sale by Mr. Goldman of up to 3,000 shares of our common stock, issued upon the exercise of vested options to purchase shares of our common stock, at the market price, so long as the market price is equal to or greater than $95.00 per share, between March 10, 2025 and March 10, 2026.

On December 9, 2024, Ken Xie, our Chief Executive Officer and one of our directors, entered into a pre-arranged written stock sale plan in accordance with Rule 10b5-1 under the Exchange Act for the sale of shares of our common stock (the “Ken Xie Plan”) during an open trading window in accordance with our insider trading policy. The Ken Xie Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Ken Xie Plan provides for the potential sale by Mr. Xie of up to (a) 734,880 shares of our common stock, issued upon the vesting and settlement of RSUs and PSUs for shares of our common stock and the exercise of vested options to purchase shares of our common stock and (b) the net shares (which are not yet determinable) after shares are withheld to satisfy tax obligations upon such vesting and settlement of RSUs and PSUs, in each case, at the market price, all between March 10, 2025 and May 6, 2026.

On December 10, 2024, Michael Xie, our Chief Technology Officer and one of our directors, entered into a pre-arranged written stock sale plan in accordance with Rule 10b5-1 under the Exchange Act for the sale of shares of our common stock (the “Michael Xie Plan”) during an open trading window in accordance with our insider trading policy. The Michael Xie Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Michael Xie Plan provides for the potential sale by Mr. Xie of up to (a) 624,285 shares of our common stock, issued upon the vesting and settlement of RSUs for shares of our common stock and the exercise of vested options to purchase shares of our common stock and (b) the net shares (which are not yet determinable) after shares are withheld to satisfy tax obligations upon such vesting and settlement of RSUs and PSUs, in each case, at the market price, all between March 11, 2025 and May 6, 2026.

Each of the Neukom Plan, Goldman Plan, Ken Xie Plan and Michael Xie Plan (each, a “10b5-1 Plan,” and together, the “10b5-1 Plans”) includes a representation from each of Mr. Neukom, Mr. Goldman, Mr. Ken Xie and Mr. Michael Xie, respectively, to the broker administering the plan that they were not in possession of any material nonpublic information regarding us or the securities subject to the respective 10b5-1 Plan at the time the respective 10b5-1 Plan were entered into. A similar representation was made to us in connection with the adoption of each 10b5-1 Plan under our insider trading policy. Those representations for each 10b5-1 Plan were made as of the respective date of adoption of the applicable 10b5-1 Plan, and speak only as of that date. In making those representations, there is no assurance with respect to any material nonpublic information of which Mr. Neukom, Mr. Goldman, Mr. Ken Xie and Mr. Michael Xie, as applicable, were unaware, or with respect to any material nonpublic information acquired by Mr. Neukom, Mr. Goldman, Mr. Ken Xie and Mr. Michael Xie or us, as applicable, after the date of each such representation.

Once executed, transactions under the 10b5-1 Plans will be disclosed publicly through Form 4 and/or Form 144 filings with the SEC in accordance with applicable securities laws, rules and regulations. Except as may be required by law, we do not undertake any obligation to update or report any modification, termination, or other activity under current or future Rule 10b5-1 plans that may be adopted by Mr. Neukom, Mr. Goldman, Mr. Ken Xie or Mr. Michael Xie or our other officers or directors, or their affiliated entities.

ITEM 9C.     Disclosure Regarding Foreign Jurisdictions that Prevents Inspections

Not applicable.

Part III

ITEM 10.     Directors, Executive Officers and Corporate Governance

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Insider Trading Policy

We have adopted an Insider Trading Policy that governs the purchase, sale and/or other dispositions of our securities by directors, officers and employees. Our Insider Trading Policy also provides that we will not transact in any of our own securities unless in compliance with U.S. securities laws. We believe that our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the Nasdaq listing standards applicable to us. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

ITEM 11.     Executive Compensation

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.     Certain Relationships and Related Transactions, and Director Independence

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.     Principal Accounting Fees and Services

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

(c) Financial Statement Schedules: See Item 15(a) above.

EXHIBIT INDEX

Exhibit Number	Description	Form Incorporated by reference herein	Date Filed	Exhibit Number

3.1	Restated Certificate of Incorporation	Quarterly Report on Form 10-Q (File No. 001-34511)	August 7, 2023	3.3

3.2	Amended and Restated Bylaws	Current Report on Form 8-K (File No. 001-34511)	June 23, 2023	3.3

4.1	Specimen common stock certificate of the Company	Registration Statement on Form S-l, as amended (File No. 333-161190)	November 2, 2009	4.1

4.2*	Description of Securities Registered Pursuant to Section 12 of the Exchange Act

10.1†	Forms of Indemnification Agreement between the Company and its directors and officers	Registration Statement on Form S-l (File No. 333-161190)	August 10, 2009	10.1

10.2†	Amended and Restated 2009 Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-34511)	August 1, 2019	10.1

10.3†	Forms of stock option agreement under Amended and Restated 2009 Equity Incentive Plan	Annual Report on Form 10-K (File No. 001-34511)	February 28, 2012	10.5

10.4†	Form of performance stock unit award agreement under Amended and Restated 2009 Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-34511)	August 6, 2013	99.1

10.5†	Forms of restricted stock unit award and performance stock unit award agreement under Amended and Restated 2009 Equity Incentive Plan (Additional Forms)	Annual Report on Form 10-K (File No. 001-34511)	March 2, 2015	10.7

10.6†	Form of restricted stock unit award agreement under Amended and Restated 2009 Equity Incentive Plan (Additional Form)	Annual Report on Form 10-K (File No. 001-34511)	February 26, 2020	10.6

10.7†	Form of stock option award agreement under Amended and Restated 2009 Equity Incentive Plan (Additional Form)	Annual Report on Form 10-K (File No. 001-34511)	February 26, 2020	10.7

10.8†	Fortinet, Inc. Amended Bonus Plan	Annual Report on Form 10-K (File No. 001-34511)	February 19, 2021	10.8

10.9†	Fortinet, Inc. Cash and Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-34511)	November 5, 2013	10.1

10.10†	Form of Change of Control Agreement between the Company and its directors	Quarterly Report on Form 10-Q (File No. 001-34511)	August 4, 2015	10.1

10.11†	Amended and Restated Change of Control Severance Agreement, effective as of August 7, 2024, between the Company and Ken Xie	Quarterly Report on Form 10-Q (File No. 001-34511)	August 8, 2024	10.1

10.12†	Amended and Restated Change of Control Severance Agreement, effective as of August 7, 2024, between the Company and Michael Xie	Quarterly Report on Form 10-Q (File No. 001-34511)	August 8, 2024	10.2

10.13†	Amended and Restated Change of Control Severance Agreement, effective as of August 7, 2024, between the Company and John Whittle	Quarterly Report on Form 10-Q (File No. 001-34511)	August 8, 2024	10.3

10.14†	Offer Letter, dated as of October 23, 2006, by and between the Company and John Whittle	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009	10.10

10.15†	Offer Letter, dated as of April 3, 2014, by and between the Company and Keith Jensen	Annual Report on Form 10-K (File No. 001-34511)	February 26, 2018	10.22

10.16†	Amended and Restated Change of Control Severance Agreement, effective as of August 7, 2024, between the Company and Keith Jensen	Quarterly Report on Form 10-Q (File No. 001-34511)	August 8, 2024	10.4

10.17†	Form of performance stock unit award agreement under Amended and Restated 2009 Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-34511)	May 8, 2023	10.1

10.18†	Form of restricted stock unit award agreement under Amended and Restated 2009 Equity Incentive Plan (Additional Form)	Quarterly Report on Form 10-Q (File No. 001-34511)	May 8, 2023	10.2

19.1*	Insider Trading Policy

21.1*	List of subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Compensation Recovery Policy	Annual Report on Form 10-K (File No. 001-34511)	February 6, 2024	97.1

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 is formatted in inline XBRL.

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

Date: February 21, 2025
FORTINET, INC.

	By:	/s/ Ken Xie
Ken Xie, Chief Executive Officer and Chairman
(Duly Authorized Officer and Principal Executive Officer)

Date: February 21, 2025
FORTINET, INC.

	By:	/s/ Keith Jensen
Keith Jensen, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: February 21, 2025
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

Signature	Title	Date

/s/ Ken Xie	Chief Executive Officer and Chairman	February 21, 2025
Ken Xie	(Principal Executive Officer)

/s/ Keith Jensen	Chief Financial Officer	February 21, 2025
Keith Jensen	(Principal Financial Officer)

/s/ Michael Xie	President, Chief Technology Officer and Director	February 21, 2025
Michael Xie

/s/ Christiane Ohlgart	Principal Accounting Officer	February 21, 2025
Christiane Ohlgart

/s/ Kenneth A. Goldman	Director	February 21, 2025
Kenneth A. Goldman

/s/ Ming Hsieh	Director	February 21, 2025
Ming Hsieh

/s/ Jean Hu	Director	February 21, 2025
Jean Hu

/s/ Janet Napolitano	Director	February 21, 2025
Janet Napolitano

/s/ William H. Neukom	Director	February 21, 2025
William H. Neukom

/s/ Judith Sim	Director	February 21, 2025
Judith Sim

/s/ Admiral James Stavridis	Director	February 21, 2025
Admiral James Stavridis

/s/ Maggie Wilderotter	Director	February 21, 2025
Maggie Wilderotter