Form 10-Q
period 2025-03-31
Fortinet, Inc.
filed 2025-05-08
CIK 1262039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒
As of May 7, 2025, there were 765,416,456 shares of the registrant’s common stock outstanding.

FORTINET, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2025

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

•Adverse economic conditions, such as a possible economic downturn or recession, and possible impacts of inflation or stagflation, tariffs, trade policies or other trade disruptions, changing interest rates, changes in government spending or regulation or reduced information technology (“IT”) spending, including firewall spending, may adversely impact our business.

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

•Our real estate assets, including construction, acquisitions, improvements, leasing activity, and ongoing maintenance and management of office buildings, warehouses, data centers and points of presence (“PoPs”), as well as data center operations, expansions or enhancements, could involve significant risks to our business.

•Any weakness in sales strategy, productivity, personnel, retention and execution could negatively impact our results of operations.

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

•We rely significantly on revenue from FortiGuard and other security subscriptions and FortiCare technical support services, and revenue from these services may decline or fluctuate in manners that could adversely impact our results of operations.

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

•Our backlog may fluctuate over quarters. If we experience supply chain shortages and cannot fulfill orders or if customers cancel or delay delivery of orders, our backlog may be affected, which will negatively impact our aggregate backlog to billings conversion and revenue in such quarter. Generally, a reduction to backlog increases our aggregate billings and revenue during the quarter when delivered.

•We may not be successful in executing our strategy to increase our sales to large- and medium-sized end-customers.

•A portion of our revenue is generated by sales to government organizations and other customers, which are subject to a number of regulatory requirements, their own supply chain constraints and contractual requirements, challenges and risks, including impacts from political dynamics.

•We order components and finished goods from third-party manufacturers based on our forecasts of future demand and targeted inventory levels, which exposes us to the risk of product shortages, tariffs, may result in lost sales, higher expenses and inventory excesses which may lead to inventory charges and costs related to future purchase commitments, possibly requiring us to sell our products at discounts or offer various other incentives.

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

•Investors’, activists’ and regulators’ expectations of our investments and performance relating to operational sustainability factors may impose additional costs and expose us to new risks.

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

PART I—FINANCIAL INFORMATION

ITEM 1.     Financial Statements
FORTINET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except per share amounts)

	March 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,596.6	$2,875.9
Short-term investments	1,183.9	1,190.6
Accounts receivable—net	1,174.0	1,463.4
Inventory	362.7	315.5
Prepaid expenses and other current assets	125.4	126.1
Total current assets	6,442.6	5,971.5
LONG-TERM INVESTMENTS	35.2	—
PROPERTY AND EQUIPMENT—NET	1,403.8	1,349.5
DEFERRED CONTRACT COSTS	636.2	622.9
DEFERRED TAX ASSETS	1,411.6	1,335.6
GOODWILL	236.2	235.4
OTHER INTANGIBLE ASSETS—NET	121.2	115.0
OTHER ASSETS	120.2	133.2
TOTAL ASSETS	$10,407.0	$9,763.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$224.5	$190.9
Accrued liabilities	415.0	337.9
Accrued payroll and compensation	250.2	255.7
Current portion of long-term debt	498.7	—
Deferred revenue	3,339.4	3,276.2
Total current liabilities	4,727.8	4,060.7
DEFERRED REVENUE	3,079.0	3,084.7
LONG-TERM DEBT	496.2	994.3
OTHER LIABILITIES	141.1	129.6
Total liabilities	8,444.1	8,269.3
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value—1,500.0 shares authorized; 769.2 and 767.0 shares issued and outstanding on March 31, 2025 and December 31, 2024, respectively	0.8	0.8
Additional paid-in capital	1,668.7	1,636.2
Accumulated other comprehensive loss	(22.9)	(26.1)
Retained earnings (accumulated deficit)	316.3	(117.1)
Total stockholders’ equity	1,962.9	1,493.8
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,407.0	$9,763.1
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in millions, except per share amounts)

	Three Months Ended
	March 31, 2025	March 31, 2024
REVENUE:
Product	$459.1	$408.9
Service	1,080.6	944.4
Total revenue	1,539.7	1,353.3
COST OF REVENUE:
Product	149.9	182.8
Service	143.2	121.9
Total cost of revenue	293.1	304.7
GROSS PROFIT:
Product	309.2	226.1
Service	937.4	822.5
Total gross profit	1,246.6	1,048.6
OPERATING EXPENSES:
Research and development	198.6	173.0
Sales and marketing	542.7	501.1
General and administrative	57.8	54.4
Gain on intellectual property matters	(6.3)	(1.1)
Total operating expenses	792.8	727.4
OPERATING INCOME	453.8	321.2
INTEREST INCOME	44.3	32.2
INTEREST EXPENSE	(4.9)	(5.1)
OTHER INCOME (EXPENSE)—NET	26.1	(2.9)
INCOME BEFORE INCOME TAXES AND GAIN (LOSS) FROM EQUITY METHOD INVESTMENTS	519.3	345.4
PROVISION FOR INCOME TAXES	96.5	39.5
GAIN (LOSS) FROM EQUITY METHOD INVESTMENTS	10.6	(6.6)
NET INCOME	$433.4	$299.3
Net income per share (Note 8):
Basic	$0.56	$0.39
Diluted	$0.56	$0.39
Weighted-average shares outstanding:
Basic	768.3	762.4
Diluted	776.8	770.5
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	Three Months Ended
	March 31, 2025	March 31, 2024
Net income	$433.4	$299.3
Other comprehensive income (loss):
Change in foreign currency translation	3.4	(5.2)
Change in unrealized gains (losses) on investments	(0.3)	(0.9)
Less: tax benefit related to items of other comprehensive income (loss)	(0.1)	(0.2)
Other comprehensive income (loss)	3.2	(5.9)
Comprehensive income	$436.6	$293.4
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited, in millions)

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
BALANCE—December 31, 2024	767.0	$0.8	$1,636.2	$(26.1)	$(117.1)	$1,493.8
Issuance of common stock in connection with equity incentive plans - net of tax withholding	2.2	—	(33.6)	—	—	(33.6)
Stock-based compensation expense	—	—	66.1	—	—	66.1
Net unrealized loss on investments - net of tax	—	—	—	(0.2)	—	(0.2)
Foreign currency translation adjustment	—	—	—	3.4	—	3.4
Net income	—	—	—	—	433.4	433.4
BALANCE—March 31, 2025	769.2	$0.8	$1,668.7	$(22.9)	$316.3	$1,962.9

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
BALANCE—December 31, 2023	761.0	$0.8	$1,416.4	$(18.9)	$(1,861.7)	$(463.4)
Issuance of common stock in connection with equity incentive plans - net of tax withholding	2.2	—	(29.8)	—	—	(29.8)
Stock-based compensation expense	—	—	62.3	—	—	62.3
Net unrealized loss on investments - net of tax	—	—	—	(0.7)	—	(0.7)
Foreign currency translation adjustment	—	—	—	(5.2)	—	(5.2)
Net income	—	—	—	—	299.3	299.3
BALANCE—March 31, 2024	763.2	$0.8	$1,448.9	$(24.8)	$(1,562.4)	$(137.5)
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Three Months Ended
	March 31, 2025	March 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$433.4	$299.3
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	66.1	62.3
Amortization of deferred contract costs	78.0	72.0
Depreciation and amortization	35.8	28.6
Amortization of investment discounts	(10.3)	(12.2)
Other	(35.5)	9.9
Changes in operating assets and liabilities, net of impact of business combinations:
Accounts receivable—net	303.9	405.6
Inventory	(34.1)	36.5
Prepaid expenses and other current assets	3.4	(0.1)
Deferred contract costs	(91.3)	(66.5)
Deferred tax assets	(30.0)	(73.9)
Other assets	1.5	(6.2)
Accounts payable	24.6	(61.6)
Accrued liabilities	63.7	105.0
Accrued payroll and compensation	(8.2)	(27.4)
Deferred revenue	57.0	54.8
Other liabilities	5.3	4.3
Net cash provided by operating activities	863.3	830.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(503.0)	(436.1)
Sales of investments	2.8	—
Maturities of investments	466.9	393.4
Purchases of property and equipment	(66.5)	(221.9)
Payments made in connection with business combinations, net of cash acquired	(11.2)	(5.7)
Other	0.2	—
Net cash used in investing activities	(110.8)	(270.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	20.2	13.4
Taxes paid related to net share settlement of equity awards	(52.9)	(42.9)
Other	—	(0.8)
Net cash used in financing activities	(32.7)	(30.3)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	0.9	(1.4)
NET INCREASE IN CASH AND CASH EQUIVALENTS	720.7	528.4
CASH AND CASH EQUIVALENTS—Beginning of period	2,875.9	1,397.9
CASH AND CASH EQUIVALENTS—End of period	$3,596.6	$1,926.3
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes—net	$26.8	$31.1
Operating lease liabilities arising from obtaining right-of-use assets	$6.7	$15.0
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfers of evaluation units and equipment from inventory to property and equipment	$6.2	$6.5
Liability for purchase of property and equipment	$25.1	$27.6
See notes to condensed consolidated financial statements.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Preparation—The unaudited condensed consolidated financial statements of Fortinet, Inc. and its subsidiaries (collectively, “we,” “us” or “our”) have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information, as well as the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2024, contained in our Annual Report on Form 10-K filed with the SEC on February 21, 2025. In the opinion of management, all adjustments, which include normal recurring adjustments, considered necessary for a fair presentation, have been included. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year or for any future periods. The condensed consolidated balance sheet as of December 31, 2024 is derived from the audited consolidated financial statements for the year ended December 31, 2024.

Amounts previously reported as marketable equity securities are included in short-term investments in prior periods to conform with current period presentation in our condensed consolidated balance sheets. Amounts previously reported as gain on bargain purchase are included in other income (expense)—net in prior periods to conform with current period presentation in our condensed consolidated statements of income. Amounts previously reported as loss from equity method investments and gain on bargain purchase are included in other in prior periods to conform with current period presentation in section of net cash provided by operating activities in our condensed consolidated statements of cash flows.

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

There have been no material changes to our significant accounting policies as of and for the three months ended March 31, 2025, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC.

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

Income Statement

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03), and in January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified the effective date of ASU 2024-03. ASU 2024-03 enhances the disclosures required for expense disaggregation in our annual and interim consolidated financial statements. The amendments are effective for our annual reporting period beginning fiscal year 2027, with early adoption permitted, and can be applied prospectively or retrospectively. We are currently evaluating the ASU to determine its impact on our disclosures.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.     REVENUE RECOGNITION

Disaggregation of Revenue

The following table presents our revenue disaggregated by major product and service lines (in millions):

	Three Months Ended
	March 31, 2025	March 31, 2024
Product	$459.1	$408.9
Service:
Security subscription	623.1	536.9
Technical support and other	457.5	407.5
Total service revenue	1,080.6	944.4
Total revenue	$1,539.7	$1,353.3

Deferred Revenue

During the three months ended March 31, 2025 and 2024, we recognized $972.5 million and $851.1 million in revenue that was included in the deferred revenue balance as of December 31, 2024 and 2023, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

As of March 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $6.49 billion, which was substantially comprised of deferred security subscription and technical support services revenue as well as unbilled contract revenue from non-cancellable contracts that will be recognized in future periods. We expect to recognize approximately $3.38 billion as revenue over the next 12 months, $2.55 billion in years two and three, and the remainder thereafter.

Deferred Contract Costs

Amortization of deferred contract costs during the three months ended March 31, 2025 and 2024 were $78.0 million and $72.0 million, respectively.

3.     FINANCIAL INSTRUMENTS AND FAIR VALUE

Short-Term and Long-Term Investments

Our short-term and long-term investments comprised of available-for-sale investments and marketable equity securities. The following tables summarize our short-term and long-term investments (in millions):

	March 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and agency securities	$486.5	$0.2	$—	$486.7
Commercial paper	432.8	0.1	(0.1)	432.8
Corporate debt securities	158.2	—	(0.1)	158.1
Certificates of deposit and term deposits	73.9	—	—	73.9
Total available-for-sale investments	1,151.4	0.3	(0.2)	1,151.5
Marketable equity securities				67.6
Total short-term and long-term investments	$1,151.4	$0.3	$(0.2)	$1,219.1

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and agency securities	$469.1	$0.4	$—	$469.5
Commercial paper	428.7	0.2	(0.2)	428.7
Corporate debt securities	166.4	0.1	(0.1)	166.4
Certificates of deposit and term deposits	61.8	—	—	61.8
Total available-for-sale investments	1,126.0	0.7	(0.3)	1,126.4
Marketable equity securities				64.2
Total short-term and long-term investments	$1,126.0	$0.7	$(0.3)	$1,190.6

The following tables show the gross unrealized losses and the related fair values of our available-for-sale investments that have been in a continuous unrealized loss position (in millions):

	March 31, 2025
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency securities	$119.7	$—	$—	$—	$119.7	$—
Commercial paper	260.5	(0.1)	—	—	260.5	(0.1)
Corporate debt securities	83.8	(0.1)	—	—	83.8	(0.1)
Certificates of deposit and term deposits	9.5	—	—	—	9.5	—
Total available-for-sale investments	$473.5	$(0.2)	$—	$—	$473.5	$(0.2)

	December 31, 2024
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency securities	$27.8	$—	$—	$—	$27.8	$—
Commercial paper	149.4	(0.2)	—	—	149.4	(0.2)
Corporate debt securities	63.5	(0.1)	—	—	63.5	(0.1)
Certificates of deposit and term deposits	10.9	—	—	—	10.9	—
Total available-for-sale investments	$251.6	$(0.3)	$—	$—	$251.6	$(0.3)

The contractual maturities of our available-for-sale investments were (in millions):

	March 31, 2025	December 31, 2024
Due within one year	$1,116.3	$1,126.4
Due within one to three years	35.2	—
Total	$1,151.5	$1,126.4

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

Our marketable equity securities were $67.6 million and $64.2 million as of March 31, 2025 and December 31, 2024. The changes in fair value of our marketable equity securities are recorded in other income (expense)—net on the condensed

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consolidated statements of income. We recognized a $14.7 million loss and $0.3 million gain during the three months ended March 31, 2025 and 2024, respectively.

Assets Measured at Fair Value on a Recurring Basis

The following tables present the fair value of our financial assets measured at fair value on a recurring basis (in millions):

	March 31, 2025				December 31, 2024
	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$260.3	$260.3	$—	$—	$296.1	$296.1	$—	$—
Commercial paper	86.5	—	86.5	—	59.7	—	59.7	—
Total cash equivalents	346.8	260.3	86.5	—	355.8	296.1	59.7	—
Short-term investments:
U.S. government and agency securities	451.5	446.5	5.0	—	469.5	464.5	5.0	—
Commercial paper	432.8	—	432.8	—	428.7	—	428.7	—
Corporate debt securities	158.1	—	158.1	—	166.4	—	166.4	—
Certificates of deposit and term deposits	73.9	—	73.9	—	61.8	—	61.8	—
Marketable equity securities	67.6	67.6	—	—	64.2	64.2	—	—
Total short-term investments	1,183.9	514.1	669.8	—	1,190.6	528.7	661.9	—
Long-term investments:
U.S. government and agency securities	35.2	35.2	—	—	—	—	—	—
Total	$1,565.9	$809.6	$756.3	$—	$1,546.4	$824.8	$721.6	$—

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2025 and year ended December 31, 2024.

4.     INVENTORY

Inventory, net of reserves, consisted of (in millions):

	March 31, 2025	December 31, 2024
Raw materials	$80.7	$90.9
Work in process	5.3	4.1
Finished goods	276.7	220.5
Inventory	$362.7	$315.5

The excess and obsolete inventory reserve was $147.8 million and $144.8 million as of March 31, 2025 and December 31, 2024, respectively. Inventory write-downs related to excess and obsolete inventory were not material during the three months ended March 31, 2025. Inventory write-downs were $18.1 million during the three months ended March 31, 2024. These were recorded in cost of product revenue on the condensed consolidated statements of income.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.     PROPERTY AND EQUIPMENT—Net

Property and equipment—net consisted of (in millions):

	March 31, 2025	December 31, 2024
Land	$517.6	$500.6
Buildings and improvements	842.9	801.4
Computer equipment and software	295.5	279.1
Leasehold improvements	63.5	64.3
Evaluation units	31.9	31.8
Furniture and fixtures	36.8	36.4
Construction-in-progress	48.6	52.0
Total property and equipment	1,836.8	1,765.6
Less: accumulated depreciation	(433.0)	(416.1)
Property and equipment—net	$1,403.8	$1,349.5

During the first quarter in 2025, we purchased certain real estate property in Frankfurt, Germany totaling $54.5 million, to be used predominantly for data center operations and as office space. The purchase was accounted for under the asset acquisition method. The costs of the assets allocated to land and building and improvements were $16.8 million and $37.7 million, respectively, based on their relative fair values.

Depreciation expense was $24.0 million and $25.6 million during the three months ended March 31, 2025 and 2024, respectively.

6.     BUSINESS COMBINATIONS

Linksys Holdings, Inc.

In 2021, we invested $160.0 million in cash for shares of the Series A Preferred Stock of Linksys for a 50.8% ownership interest in the outstanding equity of Linksys. On January 31, 2025 (“Linksys Acquisition Date”), we acquired all of the remaining outstanding Series A Preferred Stock of Linksys for $20.8 million in cash and now own 100% of the outstanding equity of Linksys. Our pre-existing equity method investment in Linksys of 50.8% ownership interest was remeasured to the fair value of $21.5 million at the Linksys Acquisition Date, which resulted in a $10.8 million gain recorded in gain (loss) from equity method investments on the condensed consolidated statements of income. Therefore, the aggregate purchase consideration for Linksys’ equity equaling the fair value of the previously owned stock and the purchase price for the remaining stock acquired was $42.3 million.

This acquisition was accounted for as a business combination using the acquisition method of accounting. Of the aggregate purchase price, $17.5 million was allocated to identifiable intangible assets acquired, and $64.7 million was allocated to other net assets acquired which predominantly included deferred tax asset of $45.8 million, inventory of $21.4 million, and cash of $8.8 million, offset by $11.3 million of net other assets and liabilities assumed. The excess of the fair values of the net assets acquired over the net purchase consideration was recorded as a gain on bargain purchase of $39.9 million within other income (expense)—net on the condensed consolidated statements of income. The gain on bargain purchase occurred primarily due to the recognition of the deferred tax assets. The deferred tax assets were comprised primarily of pre-acquisition federal net operating loss carryforwards with an indefinite carryforward period. In addition, we had previously recorded a deferred tax asset of $30.6 million for an outside basis difference in our investment in Linksys when it was accounted for under the equity method. As a result of the acquisition of the remaining shares, we now account for our investment in Linksys under the consolidation method, and therefore we have derecognized this deferred tax asset. The charge is included in the provision for income taxes on the condensed consolidated statements of income. Acquisition-related costs related to this acquisition were not material and were recorded as general and administrative expense.

Perception Point Ltd.

On December 5, 2024, we acquired certain assets and liabilities of Perception Point Ltd., a business specializing in advanced collaboration and email security paid in cash. This acquisition was accounted for as a business combination using the

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

acquisition method of accounting. Of the $33.7 million purchase price, $24.5 million was allocated to goodwill, $9.5 million was allocated to developed technology intangible asset, $6.5 million was allocated to customer relationships intangible asset, and $6.8 million was allocated to other net liabilities assumed, which predominantly include deferred revenue. Goodwill recorded in connection with this acquisition is primarily attributable to the assembled workforce acquired and the anticipated operational synergies. All acquired goodwill is expected to be deductible for tax purposes. Acquisition-related costs were not material and were recorded as general and administrative expense.

Next DLP Holdings Limited

On August 5, 2024 (“Next DLP Acquisition Date”), we acquired Next DLP Holdings Limited (“Next DLP”), a privately held insider risk and data loss prevention (“DLP”) company, for approximately $105.0 million in cash. We acquired Next DLP in an effort to improve our position in the standalone enterprise DLP market and strengthen our leadership in integrated DLP markets within endpoint and unified Secure Access Service Edge (“SASE”).

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

Our estimates and assumptions are subject to change within the measurement period, which is up to 12 months after the Next DLP Acquisition Date. The allocation of the purchase price has been prepared on a preliminary basis and changes to the allocation of certain assets and liabilities may occur as additional information becomes available. The primary areas of the purchase price that are not yet finalized are related to income taxes and the valuation of acquired assets and assumed liabilities.

Lacework Inc.

On August 1, 2024 (“Lacework Acquisition Date”), we acquired Lacework Inc. (“Lacework”), a privately held data-driven cloud security company, for $152.3 million in cash. We acquired Lacework with a goal of offering its Cloud-Native Application Protection Platform solution separately as well as integrated with our existing portfolio, forming a comprehensive, artificial intelligence (“AI”)-driven cloud security platform available from a single vendor, which will help customers identify, prioritize, and remediate risks and threats in complex cloud-native infrastructure from code to cloud.

This acquisition was accounted for as a business combination using the acquisition method of accounting. The total preliminary purchase price was allocated to Lacework’s identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values using management’s best estimates and assumptions to assign fair value as of the acquisition date. Of the total preliminary purchase price, $244.4 million was allocated to deferred tax assets, $61.3 million allocation to identifiable intangible assets, and $6.2 million cash, offset by net other assets and liabilities assumed of $53.3 million, which predominantly included deferred revenue and other current liabilities. The excess of the fair values of the net assets acquired over the net purchase consideration was recorded as a gain on bargain purchase of $106.3 million within other income (expense)—net on the condensed consolidated statements of income. The gain on bargain purchase occurred primarily due to the recognition of the deferred tax assets. The deferred tax assets were comprised primarily of pre-acquisition federal net operating loss carryforwards with an indefinite carryforward period. Acquisition-related costs related to this acquisition were not material and were recorded as general and administrative expense.

Of the total identified intangible assets acquired $39.5 million was developed technology, $10.0 million was backlog, $7.5 million was customer relationships and $4.3 million was trade name.

Our estimates and assumptions are subject to change within the measurement period, which is up to 12 months after the Lacework Acquisition Date. The allocation of the purchase price for this acquisition has been prepared on a preliminary basis and changes to the allocation of certain assets and liabilities may occur as additional information becomes available. The primary area of the purchase price that is not yet finalized is related to income taxes.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional acquisition-related information

The operating results of the acquired companies are included in our condensed consolidated statements of income from the respective dates of acquisition. Acquisition-related costs related to each acquisition were not material. The operating results of the acquired companies were not material in the years of acquisition. Pro forma information has not been presented, as the impact of these acquisitions, individually and in the aggregate, in each period were not material to our condensed consolidated financial statements.

7.     GOODWILL AND OTHER INTANGIBLE ASSETS—Net

Goodwill

The following table presents the changes in the carrying amount of goodwill (in millions):

Amount
Balance—December 31, 2024	$235.4
Foreign currency translation adjustments	0.8
Balance—March 31, 2025	$236.2

There were no impairments to goodwill during the three months ended March 31, 2025 or during prior periods.

Other Intangible Assets—Net

The following tables present other intangible assets—net (in millions, except years):

	March 31, 2025
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Finite-lived intangible assets:
Developed technologies	4.3	$149.3	$79.8	$69.5
Customer relationships	5.4	62.7	27.8	34.9
Trade name	7.0	11.5	2.3	9.2
Backlog	2.5	13.7	6.1	7.6
Total other intangible assets—net		$237.2	$116.0	$121.2

	December 31, 2024
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Finite-lived intangible assets:
Developed technologies	4.4	$141.9	$73.7	$68.2
Customer relationships	5.5	53.9	23.0	30.9
Trade name	7.5	8.8	1.8	7.0
Backlog	2.5	13.5	4.6	8.9
Total other intangible assets—net		$218.1	$103.1	$115.0

Amortization expense was $11.8 million and $3.0 million during the three months ended March 31, 2025 and 2024, respectively.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes estimated future amortization expense of finite-lived intangible assets—net (in millions):

Amount
Years:
2025 (the remainder of 2025)	$33.1
2026	31.0
2027	24.9
2028	18.5
2029	9.5
Thereafter	4.2
Total	$121.2

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is (in millions, except per share amounts):

	Three Months Ended
	March 31, 2025	March 31, 2024
Numerator:
Net income	$433.4	$299.3

Denominator:
Basic shares:
Weighted-average common stock outstanding-basic	768.3	762.4
Diluted shares:
Weighted-average common stock outstanding-basic	768.3	762.4
Effect of potentially dilutive securities:
RSUs	3.3	2.7
Stock options	4.6	5.1
PSUs	0.6	0.3
Weighted-average shares used to compute diluted net income per share	776.8	770.5
Net income per share
Basic	$0.56	$0.39
Diluted	$0.56	$0.39

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following weighted-average shares of common stock were excluded from the computation of diluted net income per share for the periods presented, as their effect would have been antidilutive (in millions):

	Three Months Ended
	March 31, 2025	March 31, 2024
RSUs	0.8	—
Stock options	0.4	3.1
Total	1.2	3.1

9.     DEBT

2026 and 2031 Senior Notes

On March 5, 2021, we issued $1.0 billion aggregate principal amount of senior notes (collectively, the “Senior Notes”), consisting of $500.0 million aggregate principal amount of 1.0% notes due March 15, 2026 (the “2026 Senior Notes”) and $500.0 million aggregate principal amount of 2.2% notes due March 15, 2031 (the “2031 Senior Notes”), in an underwritten registered public offering. The Senior Notes are senior unsecured obligations and rank equally with each other in right of payment and with our other outstanding obligations. We may redeem the Senior Notes at any time in whole or in part for cash, at specified redemption prices that include accrued and unpaid interest, if any, and a make-whole premium. However, no make-whole premium will be paid for redemptions of the 2026 Senior Notes on or after February 15, 2026, or the 2031 Senior Notes on or after December 15, 2030. Interest on the Senior Notes is payable on March 15 and September 15 of each year, beginning on September 15, 2021. The 2026 Senior Notes were recorded as current portion of long-term debt and the 2031 Senior Notes were recorded as long-term debt as of March 31, 2025 and both of the Senior Notes were recorded as long-term debt as of December 31, 2024, net of discount and issuance costs, which are amortized to interest expense over the respective contractual terms of these notes using the effective interest method.

The total outstanding debt is summarized below (in millions, except percentages):

	Maturity	Coupon Rate	Effective Interest Rate	March 31, 2025	December 31, 2024
Debt
2026 Senior Notes	March 2026	1.0%	1.3%	$500.0	$500.0
2031 Senior Notes	March 2031	2.2%	2.3%	500.0	500.0
Total debt				1,000.0	1,000.0
Less: Unamortized discount and debt issuance costs				5.1	5.7
Less: Current portion of long-term debt				$498.7	$—
Total long-term debt				$496.2	$994.3

As of March 31, 2025 and December 31, 2024, we accrued interest payable of $0.7 million and $4.7 million, respectively, and there are no financial covenants with which we must comply. During the three months ended March 31, 2025 and 2024, we recorded $4.5 million of total interest expense in relation to these Senior Notes in each period. No interest costs were capitalized for the three months ended March 31, 2025 and 2024, as the costs that qualified for capitalization were not material.

The total estimated fair value of the outstanding Senior Notes was approximately $919.6 million, including accrued and unpaid interest, as of March 31, 2025. The fair value was determined based on observable market prices of identical instruments in less active markets. The estimated fair values are based on Level 2 inputs.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.     COMMITMENTS AND CONTINGENCIES

The following table summarizes our inventory purchase commitments as of March 31, 2025 (in millions):

	Total	2025	Thereafter
Inventory purchase commitments	$689.0	$686.1	$2.9

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

As of March 31, 2025, we had $689.0 million of non-cancelable inventory purchase commitments with our independent contract manufacturers. We recorded a liability for these purchase commitments for quantities in excess of our future estimated demand forecasts, consistent with the valuation of our excess and obsolete inventory. As of March 31, 2025 and December 31, 2024, the liability for these inventory purchase commitments was $47.5 million and $54.0 million, respectively, and was recorded in accrued liabilities on our condensed consolidated balance sheets. The expense related to such accrued liability for inventory purchase commitments was $4.5 million benefit and a $31.6 million cost during the three months ended March 31, 2025 and 2024, respectively, and was recorded in cost of product revenue on the condensed consolidated statements of income.

Other Contractual Commitments and Open Purchase Orders—In addition to commitments with contract manufacturers, we have open purchase orders and contractual obligations in the ordinary course of business for which we have not received goods or services. A significant portion of our reported purchase commitments consist of non-cancelable commitments. In certain instances, contractual commitments allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to firm orders being placed. As of March 31, 2025, we had $94.7 million in other contractual commitments having a remaining term in excess of one year that are non-cancelable.

As of March 31, 2025, we had $81.6 million in contractual commitments related to payments for operating leases.

Litigation—We are involved in disputes, litigation, and other legal actions. For lawsuits where we are the defendant, we are in the process of defending these litigation matters, and while there can be no assurances and the outcome of certain of these matters is currently not determinable and not predictable, we currently are unaware of any existing claims or proceedings that we believe are likely to have a material adverse effect on our financial position. There are many uncertainties associated with any litigation and these actions or other third-party claims against us may cause us to incur costly litigation fees, costs and substantial settlement charges, and possibly subject us to damages and other penalties. In addition, the resolution of any intellectual property (“IP”) litigation may require us to make royalty payments, which could adversely affect our gross margins in future periods. If any of those events were to occur, our business, financial condition, results of operations, and cash flows could be adversely affected. Litigation is unpredictable and the actual liability in any such matters may be materially different from our current estimates, which could result in the need to adjust any accrued liability and record additional expenses. We accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss. These accruals are generally based on a range of possible outcomes that require significant management judgement. If no amount within a range is a better estimate than any other, we accrue the minimum amount. Litigation loss contingency accruals associated with outstanding cases were not material as of March 31, 2025, and December 31, 2024.

On March 21, 2019, we were sued by Alorica Inc. (“Alorica”) in Santa Clara County Superior Court in California. Alorica alleged breach of warranty and misrepresentation claims, which we denied. After trial, a jury returned a verdict fully in favor of us and against Alorica on October 4, 2024. Alorica has filed a notice of appeal. We believe that the ultimate outcome of this matter will not materially impact our financial position, results of operations or cash flows. However, any further legal proceedings, including Alorica’s appeal, would be subject to inherent uncertainties, and a future unfavorable ruling could occur. No loss accrual had been recorded as of March 31, 2025 or December 31, 2024 related to this litigation.

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

Similar to other security companies and companies in other industries, we have experienced and may experience in the future, cybersecurity threats, malicious activity directed against our information technology infrastructure or unauthorized attempts to gain access to our and our customers’ sensitive information and systems. We currently are unaware of any claims or proceedings related to these types of matters that we believe are likely to have a material adverse effect on our financial position.

11.     EQUITY PLANS AND SHARE REPURCHASE PROGRAM

Stock-Based Compensation Plans

We maintain the Amended and Restated Fortinet, Inc. 2009 Equity Incentive Plan (the “Amended Plan”) pursuant to which we have granted RSUs, stock options and PSUs. As of March 31, 2025, there were a total of 48.8 million shares of common stock available for grant under the Amended Plan.

Restricted Stock Units

The following table summarizes the activity and related information for RSUs for the periods presented below (in millions, except per share amounts):

	Restricted Stock Units Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance—December 31, 2024	8.4	$64.70
Granted	2.0	110.02
Forfeited	(0.3)	70.79
Vested	(1.4)	58.23
Balance—March 31, 2025	8.7	$75.85

Stock compensation expense is recognized on a straight-line basis over the vesting period of each RSU. As of March 31, 2025, total compensation expense related to unvested RSUs granted to employees and non-employees under the Amended Plan, but not yet recognized, was $605.6 million, with a weighted-average remaining vesting period of 3.0 years.

Market/Performance-Based PSUs

We grant market/performance-based PSUs under the Amended Plan to certain of our executives. Based on the achievement of the market/performance-based vesting conditions during the performance period, the final settlement of the PSUs will range between 0% and 200% of the target shares underlying the PSUs based on the percentile ranking of our total

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stockholder return over one-, two-, three- and four-year periods among companies included in the S&P 500 Index. 20%, 20%, 20% and 40% of the PSUs vest over one-, two-, three- and four-year service periods, respectively.

The following table summarizes the weighted-average assumptions relating to our PSUs:

	Three Months Ended
	March 31, 2025	March 31, 2024
Expected term in years	2.7	2.7
Volatility	41.5%	45.5%
Risk-free interest rate	4.2%	4.5%
Dividend rate	—%	—%

We granted approximately 0.1 million and 0.3 million shares of PSU awards with a weighted-average grant date fair value of $168.93 and $98.19 per share to certain of our executives during the three months ended March 31, 2025 and 2024, respectively. The grant date fair value of these awards was determined using a Monte Carlo simulation pricing model. Approximately 0.2 million and 0.1 million shares of PSU awards vested during the three months ended March 31, 2025 and 2024, respectively. None of these PSU awards were forfeited during the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, total compensation expense related to unvested PSUs that were granted to certain of our executives, but not yet recognized, was $40.0 million. This expense is expected to be amortized on a graded vesting method over a weighted-average vesting period of 2.4 years.

RSUs and PSUs settle into shares of common stock upon vesting. Upon the vesting of the RSUs and PSUs, we net-settle the RSUs and PSUs and withhold a portion of the shares to satisfy employee withholding tax requirements. The payment of the withheld taxes to the tax authorities is reflected as a financing activity within the condensed consolidated statements of cash flows.

The following summarizes the number and value of the shares withheld for employee taxes (in millions):

	Three Months Ended
	March 31, 2025	March 31, 2024
Shares withheld for taxes	0.5	0.6
Amount withheld for taxes	$53.8	$42.9

Employee Stock Options

The following table summarizes the weighted-average assumptions relating to our employee stock options:

	Three Months Ended
	March 31, 2025	March 31, 2024
Expected term in years	4.5	4.5
Volatility	41.6%	42.9%
Risk-free interest rate	4.2%	4.3%
Dividend rate	—%	—%

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the stock option activity and related information for the periods presented below (in millions, except exercise prices and contractual life):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance—December 31, 2024	8.7	$37.81	3.1	$493.8
Granted	0.5	110.02
Forfeited	—	65.88
Exercised	(1.1)	17.56
Balance—March 31, 2025	8.1	$45.46
Options vested and expected to vest—March 31, 2025	8.1	$45.46	3.4	$418.1
Options exercisable—March 31, 2025	6.0	$34.98	2.6	$368.2

The aggregate intrinsic value represents the difference between the exercise price of stock options and the quoted market price of our common stock at the date of the balance sheet for all in-the-money stock options. Stock compensation expense is recognized on a straight-line basis over the vesting period of each stock option. As of March 31, 2025, total compensation expense related to unvested stock options granted to employees but not yet recognized was $61.3 million, with a weighted-average remaining vesting period of 2.8 years.

Additional information related to our stock options is summarized below (in millions, except per share amounts):

	Three Months Ended
	March 31, 2025	March 31, 2024
Weighted-average fair value per share granted	$44.34	$26.92
Intrinsic value of options exercised	$102.3	$51.8
Fair value of options vested	$9.5	$12.1

Stock-Based Compensation Expense

Stock-based compensation expense, including stock-based compensation expense related to awards classified as liabilities, is included in costs and expenses (in millions):

	Three Months Ended
	March 31, 2025	March 31, 2024
Cost of product revenue	$0.5	$0.5
Cost of service revenue	6.5	6.2
Research and development	23.0	19.8
Sales and marketing	26.5	26.7
General and administrative	10.4	9.8
Total stock-based compensation expense	$66.9	$63.0

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock-based compensation expense, including stock-based compensation expense related to awards classified as liabilities, by award type (in millions):

	Three Months Ended
	March 31, 2025	March 31, 2024
RSUs	$56.3	$52.0
Stock options	6.6	7.3
PSUs	4.0	3.7
Total stock-based compensation expense	$66.9	$63.0

Total income tax benefit associated with stock-based compensation that is recognized in the condensed consolidated statements of income is (in millions):

	Three Months Ended
	March 31, 2025	March 31, 2024
Income tax benefit associated with stock-based compensation	$14.7	$13.9

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

There were no shares repurchased under the Repurchase Program during the three months ended March 31, 2025. As of March 31, 2025, approximately $2.03 billion remained available for future share repurchases under the Repurchase Program. Refer to Note 15. Subsequent Events for information regarding our repurchases of 4.6 million shares of our common stock for an aggregate purchase price of $401.1 million, under the Repurchase Program, subsequent to March 31, 2025 through the filing of this Quarterly Report on Form 10-Q.

12.    INCOME TAXES

Our effective tax rate was 19% for the three months ended March 31, 2025, compared to an effective tax rate of 11% for the same period last year. The tax rates for the three months ended March 31, 2025 and 2024 were comprised of U.S. federal and state taxes, withholding taxes and foreign taxes that amounted to $128.5 million and $81.7 million, respectively. The tax rate for the three months ended March 31, 2025 included a tax provision of $30.6 million related to the derecognition of deferred tax assets from the business combination with Linksys, a tax benefit of $25.8 million from the foreign-derived intangible income (“FDII”) deduction, and excess tax benefits from stock-based compensation expense of $36.8 million. The tax rate for the three months ended March 31, 2024 was impacted by a tax benefit of $24.0 million from the FDII deduction, excess tax benefits from stock-based compensation expense of $18.2 million.

As of March 31, 2025 and December 31, 2024, unrecognized tax benefits were $79.0 million and $75.9 million, respectively. If recognized, $64.0 million of the unrecognized tax benefits as of March 31, 2025 would favorably affect our effective tax rate. It is our policy to include accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2025 and December 31, 2024, accrued interest and penalties were $9.8 million and $8.8 million, respectively.

We file income tax returns in the U.S. federal jurisdiction and in various U.S. state and foreign jurisdictions. Generally, we are no longer subject to examination by U.S federal income tax authorities for tax years prior to 2020 and by U.S. state and foreign tax authorities in our significant jurisdictions for tax years prior to 2016. We currently have ongoing tax audits in the United Kingdom, Canada, Germany and several other foreign jurisdictions. The focus of these audits is the inter-company profit allocation.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 4, 2022, the U.S. Treasury published another tranche of final regulations regarding the foreign tax credit. These final regulations impose new requirements that a foreign tax must meet in order to be creditable against U.S. income taxes, and generally apply to tax years beginning on or after December 28, 2021. On July 26, 2022, the U.S. Treasury released corrections to the final regulations. On July 21, 2023, the Internal Revenue Service (“IRS”) released a notice that suspended the application of significant portions of the final regulations regarding the foreign tax credit for tax years 2022 and 2023. The notice released in July 2023 favorably impacted our ability to claim foreign tax credits in the United States for certain taxes imposed by certain foreign jurisdictions. On December 11, 2023, the IRS released a notice that extended the suspension of significant portions of the final regulations beyond December 31, 2023, until further guidance is issued.

In December 2021, the Organisation for Economic Co-operation and Development (the “OECD”) enacted model rules for a new global minimum tax framework (“BEPS Pillar Two”), and various governments around the world have enacted, or are in the process of enacting, legislation on this. The OECD continues to release additional guidance on these rules. Based on the enacted laws, BEPS Pillar Two has no impact to our effective tax rate or cash flows for the three months ended March 31, 2025. We will continue to evaluate the impact of these tax law changes on future reporting periods.

13.     DEFINED CONTRIBUTION PLANS

Our tax-deferred savings plan under our 401(k) Plan permits participating U.S. employees to contribute a portion of their pre-tax or after-tax earnings. In Canada, we have a Group Registered Retirement Savings Plan Program (the “RRSP”), which permits participants to make pre-tax contributions. Our board of directors approved 50% matching contributions on employee contributions up to 4% of each employee’s eligible earnings. Our matching contributions to our 401(k) Plan and the RRSP for the three months ended March 31, 2025 and 2024 were $5.6 million and $6.3 million, respectively.

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

The following table reflects certain financial data for our reportable segment (in millions):

	Three Months Ended
	March 31, 2025	March 31, 2024
Total revenue	$1,539.7	$1,353.3
Less:
Cost of product revenue	149.9	182.8
Cost of service revenue	143.2	121.9
Research and development expense	198.6	173.0
Other sales and marketing expense (1)	439.7	412.6
Commission expense	103.0	88.5
General and administrative expense	57.8	54.4
Other segment items (2)	82.4	18.7
Provision for income taxes	96.5	39.5
Net income	$433.4	$299.3
(1) Excludes commission expense.
(2) The following table presents other segment items (in millions):

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended
	March 31, 2025	March 31, 2024
Gain on intellectual property matters	$6.3	$1.1
Interest income	44.3	32.2
Interest expense	(4.9)	(5.1)
Other income (expense)—net	26.1	(2.9)
Gain (loss) from equity method investments	10.6	(6.6)
Total other segment items	$82.4	$18.7

The following table presents other segment information (in millions):

	Three Months Ended
	March 31, 2025	March 31, 2024
Significant non-cash items:
Stock‐based compensation expense	$66.9	$63.0
Depreciation and amortization expense	35.8	28.6

Total assets	$10,407.0	$7,662.1
Purchases of property and equipment	$66.5	$221.9

Revenue by geographic region is based on the billing address of our customers. The following tables set forth revenue and property and equipment—net by geographic region (in millions):

	Three Months Ended
Revenue	March 31, 2025	March 31, 2024
Americas:
United States	$455.4	$407.1
Other Americas	174.4	149.9
Total Americas	629.8	557.0
Europe, Middle East and Africa (“EMEA”)	628.4	539.4
Asia Pacific (“APAC”)	281.5	256.9
Total revenue	$1,539.7	$1,353.3

Property and Equipment—net	March 31, 2025	December 31, 2024
Americas:
United States	$993.5	$993.5
Canada	215.8	216.8
Latin America	2.4	4.4
Total Americas	1,211.7	1,214.7
EMEA	129.3	73.3
APAC	62.8	61.5
Total property and equipment—net	$1,403.8	$1,349.5

The following distributors accounted for 10% or more of our revenue:

	Three Months Ended
	March 31, 2025	March 31, 2024
Distributor A	28%	31%
Distributor B	14%	15%
Distributor C	12%	13%

The following distributors accounted for 10% or more of net accounts receivable:

	March 31, 2025	December 31, 2024
Distributor A	28%	31%
Distributor B	11%	14%
Distributor C	13%	10%

15.     SUBSEQUENT EVENTS

Share Repurchase Program

Subsequent to March 31, 2025 through the filing of this Quarterly Report on Form 10-Q, we repurchased 4.6 million shares of our common stock at an average price of $87.89 per share, for an aggregate purchase price of $401.1 million, under the Repurchase Program. As of the filing of this Quarterly Report on Form 10-Q, approximately $1.63 billion remained available for future share repurchases through February 28, 2026 under the Repurchase Program.

Real Property Purchases

In April 2025, we purchased real property in Burnaby, Canada, totaling approximately 245,000 square feet, to be used for office space, for $99.9 million in cash.

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

•competition in our markets;

•macroeconomic, geopolitical factors and other disruption on our manufacturing or sales, including tariffs or other trade disruptions, public health issues, wars, natural disasters and economic growth;

•government regulation and other policies;

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

•our ability to successfully anticipate market changes, including those related to cloud-based and AI solutions and to sell, support and meet service level agreements related to cloud-based solutions;

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

•expected impact of plans and strategy for the acceleration of our data center footprint and our PoPs deployment;

•expectations that our operating expense will increase year over year in absolute dollars during the remainder of 2025;

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

•expansions, development, improvements, operating, subleasing and other real property holdings activities;

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

Business Overview

Fortinet is a leader in cybersecurity, driving the convergence of networking and security. Our mission is to secure people, devices and data everywhere. Our integrated platform, the Fortinet Security Fabric, spans secure networking, unified SASE and AI-driven security operations (“SecOps”). As of March 31, 2025, our end-customers were located in over 100 countries and included enterprises across a wide variety of market verticals, including financial services, retail, healthcare and operational technology (“OT”) market verticals, communication and security service providers, and government organizations. As of March 31, 2025, we had approximately 80% of the Fortune 100 companies and approximately 72% of the Global 2000 companies as customers. As a global company headquartered in Sunnyvale, California, our research and development is centered in the United States and Canada with a global footprint of support and centers of excellence around the world. As of March 31, 2025, we held 1,045 U.S. patents and 1,381 global patents, including 271 AI-related patents. We have been recognized in over 140 enterprise analyst reports demonstrating both our vision and execution across security and networking products.

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

•FortiASIC—Our Application-Specific Integrated Circuit (“ASIC”)-based SPUs increase the speed, scale, efficiency and value of our solutions while improving user experience, reducing footprint and power requirements. From branch and campus to data center solutions, SPU-powered Fortinet appliances deliver superior Security Compute Ratings versus industry alternatives.

•FortiCloud—Our organically built global cloud infrastructure provides customers with global reach, flexible connectivity, and cost savings. FortiCloud is our private cloud software as a service (“SaaS”) platform, powered by FortiStack, and leveraging software and hardware to optimize and secure all layers.

•FortiAI—FortiAI includes FortiAI-Protect, which defends against emerging AI-driven threats and ensures secure AI usage; FortiAI-Assist, our generative AI product with agentic AI, automates Security Operations Center (“SOC”) and Network Operations Center (“NOC”) operations; and FortiAI-SecureAI, which safeguards AI infrastructure and prevents data leakage into large language models. FortiAI helps security teams make faster, educated decisions while integrating into products like FortiAnalyzer, FortiManager, FortiSIEM, and FortiSOAR to streamline threat investigation, response, and automation.

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

•OT Security—The Fortinet Security Fabric enables security for converged IT/OT ecosystems. It also provides an OT Security Platform with features and products to extend Security Fabric capabilities to OT networks in many areas, including factories, plants, remote locations and ships. To help alleviate security risks across the organization, we have continued to enhance our OT Security Platform offerings. These innovations range from edge products to NOC and SOC tools and services to provide effective and efficient networking and cybersecurity performance and operation.

These competitive differentiators provide networking and security professionals with a comprehensive cyber security platform comprised of over 50 products across three solution pillars:

•Secure Networking—Our Secure Networking solutions focus on the convergence of networking and security via FortiOS, our networking and security operating system that is the foundation of our Fortinet Security Fabric platform and supports over 30 functions that can be delivered via a physical, virtual, cloud or SaaS solutions. When delivered through our network firewall appliances, functionality is accelerated through our proprietary ASIC technology. These proprietary ASICs, allow our systems to scale, run multiple applications at higher performance, lower power consumption and perform more processor-intensive operations, such as inspecting encrypted traffic, including streaming video. Our network firewall offerings consist of a FortiGate data center, hyperscale and distributed firewalls, as well as encrypted applications (secure sockets layer inspection, virtual private network and Internet Protocol Security connectivity). Our ability to converge networking and security also enables the ethernet to become an extension of our customers’ security infrastructure through FortiSwitch and FortiLink. Our wireless LAN solution leverages secure networking to provide secure wireless access for the enterprise LAN edge. FortiExtender secures 5G/LTE and remote ethernet extenders to connect and secure any branch environment. Our Secure Connectivity solution includes FortiSwitch secure ethernet switches, FortiAP wireless local area network access points and FortiExtender 5G connectivity gateways.

•Unified Secure Access Service Edge (SASE)—As applications move to the cloud and hybrid workforce is now the norm, enabling secure access for users with zero trust framework becomes important. The Fortinet Unified SASE solution includes a single-vendor SASE solution that includes firewall, SD-WAN, secure web gateway, cloud access services broker, DLP and zero trust network access to deliver flexible secure access for all users. We are one of the few vendors to deliver consistent convergence and AI-powered security across Secure SD-WAN and SSE to enable a single-vendor SASE framework with a cloud-centric architecture powered by FortiOS. Our global and scalable cloud network includes over 150 PoPs to deliver the seamless secure access experience. Given this, we believe we are well positioned to support customers expanding from SD-WAN to a single-vendor SASE platform. Additionally, we offer a full suite of comprehensive, integrated cloud security solutions that enable customers to secure their applications from code to cloud. Our solutions include application security that includes our web application firewalls, cloud network security with virtualized firewalls and cloud-native firewalls, cloud-native application protection and code security. We deliver a holistic approach to cloud security, offering a single unified platform, consolidating protection across multiple disparate tools, including coding, deploying, and running applications across hybrid and multi-clouds. Additionally, we also offer flexible consumption licensing programs that enable organizations to dynamically optimize their cloud security needs and investments as well as readily meet their cloud minimum spend commitment obligations with Cloud Service Providers.

•AI-Driven Security Operations (SecOps)—Our AI-Driven SecOps portfolio provides a comprehensive suite of cybersecurity solutions that identify, protect, detect, respond and recover from threats, all integrated within the Fortinet Security Fabric. At the core is FortiAnalyzer, which serves as the central SOC platform with its unified data lake that provides built-in SIEM, SOAR, XDR and threat intelligence, enabling centralized visibility, analytics and automation with complete control. FortiSIEM delivers robust security information and event management for more advanced SOC requirements, while FortiSOAR enables automated orchestration and playbook-driven response. This solution set also includes FortiEDR, FortiXDR, FortiNDR, FortiSandbox, FortiDeceptor, FortiDLP and FortiRecon, helping organizations achieve defense in depth, ensuring attackers face multiple layers of detection and mitigation across endpoints, networks, and applications. To bolster their security posture, organizations contending with staff shortages can tap into FortiGuard services, including SOC-as-a-Service, Managed detection and response, Security Posture Assessment and Incident Response. Finally, FortiAI generative AI assistance streamlines operations, helping security teams stay ahead of an ever-evolving threat landscape.

FortiGuard Labs is our cybersecurity threat intelligence and research organization comprised of experienced threat hunters, researchers, analysts, engineers and data scientists who develop and utilize ML and AI technologies to provide timely protection updates and actionable threat intelligence for the benefit of our customers. Using millions of global network sensors, FortiGuard Labs monitors the worldwide attack surface and employs AI to mine that data for new threats.

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

FortiCare Technical Support Service is a per-device technical support service, which provides customers access to experts to ensure efficient and effective operations and maintenance of their Fortinet capabilities. Global technical support is offered 24x7 with flexible add-ons, including enhanced service-level agreements and priority hardware replacement through in-country and local depots. Organizations have the flexibility to procure different levels of service for different devices based on their availability needs. We offer three per-device support options tailored to the needs of our enterprise customers: FortiCare Elite, FortiCare Premium and FortiCare Essential. The FortiCare Elite service aims to provide a 15-minute response time for key product families.

In addition to FortiCare device level services, Advanced Support service options are available per account. These services are available for regional account support in three options: Core, Pro and Pro Plus, and can be available or provided on a global basis at the Pro and Pro Plus levels. Advanced Support brings support directly to each account, helping account holders to make their operations more effective and to plan and manage their solution lifecycle.

Additionally, we are committed to addressing the cybersecurity skills shortage through training and certification programs for customers, partners and employees. The Fortinet Training Institute’s ecosystem of public and private partnerships around the world extend to industry, academia, government and nonprofits to ensure we are reaching and increasing access of our cybersecurity certifications and training to all populations. The Fortinet Training Institute has issued over two million certifications to date.

Financial Highlights

•Total revenue was $1.54 billion during the three months ended March 31, 2025, an increase of 14%, compared to $1.35 billion in the same period last year. Product revenue was $459.1 million during the three months ended March 31, 2025, an increase of 12%, compared to $408.9 million in the same period last year. Service revenue was $1.08 billion during the three months ended March 31, 2025, an increase of 14%, compared to $944.4 million in the same period last year.

•Total gross profit was $1.25 billion during the three months ended March 31, 2025, an increase of 19%, compared to $1.05 billion in the same period last year.

•Total gross margin was 81.0% during the three months ended March 31, 2025, an increase of 3.5 percentage points, compared to 77.5% in the same period last year.

•Operating income was $453.8 million and during the three months ended March 31, 2025, an increase of 41%, compared to $321.2 million in the same period last year.

•Operating margin was 29.5% during the three months ended March 31, 2025, an increase of 5.8 percentage points, compared to 23.7% in the same period last year.

•Cash, cash equivalents, short-term and long-term investments were $4.82 billion as of March 31, 2025.

•Deferred revenue was $6.42 billion, including short-term deferred revenue of $3.34 billion, as of March 31, 2025.

•Cash flows from operating activities were $863.3 million, which includes $14.0 million of proceeds from a legal victory around an IP matter, during the three months ended March 31, 2025, an increase of $32.9 million, or 4%, compared to the same period last year.

Revenue continues to be diversified globally, which remains a key strength of our business. During the three months ended March 31, 2025, the Americas region, the Europe, Middle East and Africa region and the Asia Pacific region contributed 41%, 41% and 18% of our total revenue, respectively, and increased 13%, 16%, and 10% compared to the same period last year, respectively.

Product revenue increased 12% during the three months ended March 31, 2025 compared to the same period last year. We experienced product revenue growth across our hardware products and software licenses, including secure networking hardware products and term licenses. We expect our product revenue to continue to grow for the remainder of 2025.

Service revenue growth during the three months ended March 31, 2025 was 14%, as compared to the same period last year, was primarily driven by the strength of our security subscription revenue, which grew 16%. The increase was primarily due to the recognition of service revenue from our growing deferred revenue balance related to FortiGuard and other security subscriptions delivered to on-premise and cloud-based environments and strength in unified SASE and SecOps. We expect our service revenue to continue to grow for the remainder of 2025, with growth opportunities that include unified SASE and SecOps offerings as well as the year over year increase in current deferred revenue. While service revenue is expected to grow for the remainder of 2025, we anticipate that the growth rates will continue to decrease for the remainder of 2025 due to slowing short-term deferred revenue growth over the past several quarters.

Our billings were diversified on a geographic basis. During the three months ended March 31, 2025, eight countries represented approximately 50% of our billings and the remaining approximately 50% in the aggregate were from over 100 countries that each individually contributed less than 3% of our billings.

Total gross margin increased 3.5 percentage points during the three months ended March 31, 2025 compared to the same period last year, primarily driven by increased product gross margin as inventory related reserves expense normalized in comparison to elevated levels we saw in the first half of 2024. Our overall gross margin for the full year of 2025 will be impacted by service and product revenue mix and their respective gross margins. We expect our product gross margin to slightly increase for the full year 2025 compared to 2024 as we continue to benefit from lower impact of inventory reserves expense. We expect our service gross margin to decrease for the full year of 2025 compared to 2024, as we expand our data center footprint and colocation and cloud hosting capacity to support the growth in our unified SASE and SecOps offerings. We currently do not expect the U.S. tariffs to have a meaningful impact on our gross margin. If tariffs increase in the future, we expect any resulting impact on our gross margin to mostly be on our hardware sales to U.S. customers.

Operating expenses as a percentage of revenue decreased 2.3 percentage points, during the three months ended March 31, 2025 compared to the same period last year, mainly because our revenue growth outpaced our personnel costs growth. Headcount increased to 14,556 employees as of March 31, 2025, an 8% increase compared to 13,522 as of March 31, 2024.

Operating margin increased 5.8 percentage points during the three months ended March 31, 2025, as a result of improvement in gross margin and decrease in operating expenses as a percentage of revenue. We expect our operating margin to decrease for the full year of 2025 compared to 2024 as we grow our sales and marketing and research and development workforce organically and through acquisitions, increase our product development investments, and expand our data center footprint and our colocation and cloud hosting capacity to support business growth.

Impact of Macroeconomic and Geopolitical Developments

Our overall performance depends in part on worldwide economic and geopolitical conditions, such as trade policies and tariffs, GDP growth or contraction (both domestically and internationally), geopolitical instability and uncertainty, the war in Ukraine or tensions between China and Taiwan, and their impact on customer behavior. Worsening economic conditions, including tariffs, inflation, changing interest rates and other trade disruptions, slower growth, any recession, fluctuations in foreign exchange rates and other changes in economic conditions, may result in decreased sales productivity, lower growth and adversely affect our results of operations and financial performance. We have seen, and could continue to see, certain impacts on our business, results of operations, financial condition, cash flows, liquidity and capital and financial resources such as longer sales cycles, delayed purchases and increased commitments with certain suppliers and increased inventory and inventory purchase commitment reserves. For example, earlier this year the United States announced tariffs on imported goods from most countries, some of which have been temporarily suspended or adjusted from time to time. U.S. tariffs, and any new or additional retaliatory tariffs that could be imposed by other countries in response to such U.S. tariffs could have a material adverse impact on global trade, supply chains worldwide, and other worldwide economic and geopolitical conditions, which could increase our product costs for the remainder of 2025 and beyond, and also affect customer sentiment in deciding whether to purchase our products. We continue to monitor the impact of tariffs on our business.

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

Our customers purchase our hardware products, software licenses, SaaS subscriptions and cloud-delivered solutions, including our FortiGuard security subscriptions and FortiCare technical support services. Depending on the solution, these may be sold in a bundle or standalone as part of a solution sale. We generally invoice at the time of our sale for the total price of the products and services. Standard payment terms are generally no more than 60 days, though we may offer extended payment terms to certain distributors or large enterprises.

We offer our products hosted in our own data centers, PoPs, and through colocations and major cloud service providers, including Amazon Web Services, Microsoft Azure and Google Cloud.

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

	Three Months Ended Or As Of
	March 31, 2025	March 31, 2024
	(in millions)
Revenue	$1,539.7	$1,353.3
Deferred revenue	$6,418.4	$5,789.9
Billings (non-GAAP)	$1,597.2	$1,407.2
Net cash provided by operating activities	$863.3	$830.4
Free cash flow (non-GAAP)	$782.8	$608.5

Deferred revenue. Our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue. The majority of our deferred revenue balance consists of the unrecognized portion of service revenue from FortiGuard and other security subscriptions and FortiCare technical support service contracts, which is recognized as revenue ratably over the service term. We monitor our deferred revenue balance, short-term and total deferred revenue growth and the mix of short-term and long-term deferred revenue because deferred revenue represents a significant portion of free cash flow and of revenue to be recognized in future periods. Deferred revenue was $6.42 billion as of March 31, 2025, an increase of $57.5 million, or 1%, from December 31, 2024. Short-term deferred revenue was $3.34 billion as of March 31, 2025, an increase of $63.2 million, or 2%, from December 31, 2024.

Billings (non-GAAP). We define billings as revenue recognized in accordance with GAAP plus the change in deferred revenue from the beginning to the end of the period less any deferred revenue balances acquired from business combination(s) during the period. We consider billings to be a useful metric for management and investors because billings drive current and future revenue, which is an important indicator of the health and viability of our business and cash flows. There are a number of limitations related to the use of billings instead of GAAP revenue. First, billings include amounts that have not yet been recognized as revenue and are impacted by the term of security and support agreements. Second, we may calculate billings in a manner that is different from peer companies that report similar financial measures. Management accounts for these limitations by providing specific information regarding GAAP revenue and evaluating billings together with GAAP revenue. Total billings were $1.60 billion for the three months ended March 31, 2025, an increase of 14% compared to $1.41 billion in the same period last year.

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

A reconciliation of revenue, the most directly comparable financial measure calculated and presented in accordance with GAAP, to billings is provided below:

	Three Months Ended
	March 31, 2025	March 31, 2024
	(in millions)
Billings:
Revenue	$1,539.7	$1,353.3
Add: Change in deferred revenue	57.5	54.9
Less: Deferred revenue balance acquired in business combinations	—	(1.0)
Total billings (non-GAAP)	$1,597.2	$1,407.2

Free cash flow (non-GAAP). We define free cash flow as net cash provided by operating activities minus purchases of property and equipment and excluding any significant non-recurring items, such as proceeds from IP matters. We believe free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that, after capital expenditures and net of proceeds from IP matters, can be used for strategic opportunities, including repurchasing outstanding common stock, investing in our business, making strategic acquisitions and strengthening the balance sheet. A limitation of using free cash flow rather than the GAAP measures of cash provided by or used in operating activities, investing activities, and financing activities is that free cash flow does not represent the total increase or decrease in the cash and cash equivalents balance for the period because it excludes cash flows from significant non-recurring items, such as proceeds from IP matters, investing activities other than capital expenditures and cash flows from financing activities. Management accounts for this limitation by providing information about our proceeds from IP matters, our capital expenditures and other investing and financing activities on the condensed consolidated statements of cash flows and under “—Liquidity and Capital Resources” and by presenting cash flows from investing and financing activities in our reconciliation of free cash flow. In addition, it is important to note that other companies, including companies in our industry, may not use free cash flow, may calculate free cash flow in a different manner than we do or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of free cash flow as a comparative measure. A reconciliation of net cash provided by operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP, to free cash flow is provided below:

	Three Months Ended
	March 31, 2025	March 31, 2024
	(in millions)
Free Cash Flow:
Net cash provided by operating activities	$863.3	$830.4
Less: Purchases of property and equipment	(66.5)	(221.9)
Less: Proceeds from IP matter	(14.0)	—
Free cash flow (non-GAAP)	$782.8	$608.5
Net cash used in investing activities	$(110.8)	$(270.3)
Net cash used in financing activities	$(32.7)	$(30.3)

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

There were no material changes to our critical accounting policies and estimates as of and for the three months ended March 31, 2025, as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K filed with the SEC on February 21, 2025 (the “Form 10-K”).

See Note 1 of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.

Results of Operations

Three Months Ended March 31, 2025 and 2024

Revenue

	Three Months Ended
	March 31, 2025		March 31, 2024
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	(in millions, except percentages)
Revenue:
Product	$459.1	30%	$408.9	30%	$50.2	12%
Service	1,080.6	70	944.4	70	136.2	14
Total revenue	$1,539.7	100%	$1,353.3	100%	$186.4	14%
Revenue by geography:
Americas	$629.8	41%	$557.0	41%	$72.8	13%
EMEA	628.4	41	539.4	40	89.0	16
APAC	281.5	18	256.9	19	24.6	10
Total revenue	$1,539.7	100%	$1,353.3	100%	$186.4	14%

Total revenue increased $186.4 million, or 14%, during the three months ended March 31, 2025 compared to the same period last year. We continued to experience diversification of revenue geographically, and across customer and industry verticals. Revenue from all regions grew, with EMEA contributing the largest portion of the increase on an absolute dollar basis and on a percentage basis.

Product revenue increased $50.2 million, or 12%, during the three months ended March 31, 2025 compared to the same period last year. We experienced product revenue growth across our hardware products and software licenses, including secure networking hardware products and term licenses.

Service revenue increased $136.2 million, or 14%, during the three months ended March 31, 2025 compared to the same period last year. Security subscription revenue increased $86.2 million, or 16%, and technical support and other services revenue increased $50.0 million, or 12%, during the three months ended March 31, 2025 compared to the same period last year. The increase was primarily due to the recognition of revenue from our growing deferred revenue balance related to FortiGuard and other security subscriptions delivered to on-premise and cloud-based environments and growth in SaaS solutions, including unified SASE and SecOps.

Of the service revenue recognized during the three months ended March 31, 2025, 90% was included in the deferred revenue balance as of December 31, 2024. Of the service revenue recognized during the three months ended March 31, 2024, 90% was included in the deferred revenue balance as of December 31, 2023. We expect service revenue growth rates to continue to decrease for the remainder of 2025 due to slowing short-term deferred revenue growth over the past several quarters.

Cost of revenue and gross margin

	Three Months Ended
	March 31, 2025	March 31, 2024	Change	% Change
	(in millions, except percentages)
Cost of revenue:
Product	$149.9	$182.8	$(32.9)	(18)%
Service	143.2	121.9	21.3	17
Total cost of revenue	$293.1	$304.7	$(11.6)	(4)%
Gross margin (%):
Product	67.3%	55.3%
Service	86.7	87.1
Total gross margin	81.0%	77.5%

Total gross margin increased 3.5 percentage points during the three months ended March 31, 2025 compared to the same period last year, primarily driven by increased product gross margin.

Product gross margin increased 12.0 percentage points during the three months ended March 31, 2025 compared to the same period last year, as inventory related reserves expense normalized from the elevated levels we saw in the first half of 2024. Cost of product revenue was comprised primarily of third-party contract manufacturers’ costs, and costs of materials used in production.

Service gross margin decreased 0.4 percentage points during the three months ended March 31, 2025 compared to the same period last year, primarily due to an increase in cloud service costs, partially offset by service revenue growth outpacing labor and replacement costs increase. Cost of service revenue was comprised primarily of personnel-related costs, replacement cost, cloud services costs from data centers, colocation provider and cloud providers, infrastructure, software and delivery costs, and facility-related costs.

Operating expenses

	Three Months Ended				Change	% Change
	March 31, 2025		March 31, 2024
	Amount	% of Revenue	Amount	% of Revenue
	(in millions, except percentages)
Operating expenses:
Research and development	$198.6	13%	$173.0	13%	$25.6	15%
Sales and marketing	542.7	35	501.1	37	41.6	8
General and administrative	57.8	4	54.4	4	3.4	6
Gain on intellectual property matters	(6.3)	—	(1.1)	—	(5.2)	473
Total operating expenses	$792.8	51%	$727.4	54%	$65.4	9%
Research and development

Research and development expense increased $25.6 million, or 15%, during the three months ended March 31, 2025 compared to the same period last year, primarily due to an increase of $20.7 million in personnel-related costs as a result of increased headcount and compensation rates to support the development of new products and continued enhancements to our existing products and the impact of the recent acquisitions. In addition, non-personnel-related product development costs increased $7.2 million. We currently intend to continue investing in our research and development organization, and expect research and development expense to increase in absolute dollars year over year during the remainder of 2025.

Sales and marketing

Sales and marketing expense increased $41.6 million, or 8%, during the three months ended March 31, 2025 compared to the same period last year, primarily due to an increase of $28.4 million in personnel-related costs. In addition, marketing program and related expenses increased $5.6 million and amortization expense of certain intangible assets increased $4.2 million, partially offset by the favorable impact of foreign currency fluctuations. We currently intend to continue to make investments in sales and marketing resources, which are critical to support our future growth, and expect our sales and marketing expense to increase in absolute dollars year over year during the remainder of 2025.

General and administrative

General and administrative expense increased $3.4 million, or 6%, during the three months ended March 31, 2025 compared to the same period last year, primarily due to an increase of $3.1 million in personnel-related costs. We currently expect general and administrative expense to increase in absolute dollars year over year during the remainder of 2025.

Operating income and margin

We generated operating income of $453.8 million during the three months ended March 31, 2025, an increase of $132.6 million, or 41%, compared to $321.2 million in the same period last year. Operating margin was 29.5% during the three months ended March 31, 2025, compared to 23.7% in the same period last year. The 5.8 percentage points increase in operating margin was primarily due to 3.5 percentage points increase in gross margin and 1.8 percentage points decrease in sales and marketing expense and a gain on intellectual property matters.

Interest income, interest expense and other income (expense)—net

	Three Months Ended
	March 31, 2025	March 31, 2024	Change	% Change
	(in millions, except percentages)
Interest income	$44.3	$32.2	$12.1	38%
Interest expense	$(4.9)	$(5.1)	$0.2	(4)%
Other income (expense)—net	$26.1	$(2.9)	$29.0	(1,000)%

Interest income increased $12.1 million during the three months ended March 31, 2025 compared to the same period last year, primarily as a result of higher investment balances. Interest income varies depending on our average investment balances during the period, types and mix of investments, and interest rates. Interest expense remained comparatively flat during the three months ended March 31, 2025 compared to the same period last year. The $29.0 million change in other income (expense)—net during the three months ended March 31, 2025 compared to the same period last year, was primarily due to a gain on bargain purchase of $39.9 million related to our acquisition of Linksys and a $4.5 million increase in foreign currency exchange gains, partially offset by an increase of $15.1 million loss on marketable equity securities.

Provision for income taxes

	Three Months Ended		Change	% Change
	March 31, 2025	March 31, 2024
	(in millions, except percentages)
Provision for income taxes	$96.5	$39.5	$57.0	144%
Effective tax rate (%)	19%	11%

Our effective tax rate was 19% for the three months ended March 31, 2025 compared to an effective tax rate of 11% for the same period last year. The provision for income taxes for the three months ended March 31, 2025 was primarily comprised of U.S. federal and state taxes, withholding taxes and foreign taxes totaling $128.5 million, which included a tax provision of $30.6 million related to the derecognition of deferred tax assets from the business combination with Linksys, a tax benefit of $25.8 million from the foreign-derived intangible income deduction (the “FDII deduction”) and excess tax benefits from stock-based compensation expense of $36.8 million.

The provision for income taxes for the three months ended March 31, 2024 was comprised of U.S. federal and state taxes, withholding taxes, and foreign taxes totaling $81.7 million, which were favorably affected by a tax benefit of $24.0 million from the FDII deduction, excess tax benefits from stock-based compensation expense of $18.2 million.

Gain (loss) from equity method investments

	Three Months Ended		Change	% Change
	March 31, 2025	March 31, 2024

	(in millions, except percentages)
Gain (loss) from equity method investments	$10.6	$(6.6)	$17.2	(261)%

The $17.2 million change in gain (loss) from equity method investments during the three months ended March 31, 2025 compared to the same period last year was primarily driven by $10.8 million gain related to our acquisition of Linksys in the three months ended March 31, 2025 and $6.4 million loss due to our proportionate share of Linksys’ financial results including our share of the amortization of the basis differences in the three months ended March 31, 2024. Refer to Note 6. Business Combinations in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on our acquisition of Linksys.

Liquidity and Capital Resources

	As of
	March 31, 2025	December 31, 2024
	(in millions)
Cash and cash equivalents	$3,596.6	$2,875.9
Short-term investments	1,183.9	1,190.6
Long-term investments	35.2	—
Total cash, cash equivalents and investments	$4,815.7	$4,066.5
Working capital	$1,714.8	$1,910.8

	Three Months Ended
	March 31, 2025	March 31, 2024
	(in millions)
Net cash provided by operating activities	$863.3	$830.4
Net cash used in investing activities	(110.8)	(270.3)
Net cash used in financing activities	(32.7)	(30.3)
Effect of exchange rate changes on cash and cash equivalents	0.9	(1.4)
Net increase in cash and cash equivalents	$720.7	$528.4

Liquidity and capital resources are primarily impacted by our operating activities, as well as real estate purchases, other capital expenditures and business acquisitions, payment of taxes in connection with the net settlement of equity awards and proceeds from the issuance of common stock and investment grade debt and repurchases of our common stock.

In recent years, we have received significant capital resources from our billings to customers, issuance of investment grade debt and, to some extent, from the exercise of stock options by our employees. Additional increases in billings may depend on a number of factors, including demand for and availability of our products and services, competition, pricing actions, market or industry changes, macroeconomic events such as rising inflation and changing interest rates, economic strength, supply chain capacity and disruptions, tariffs and other trade restrictions, international conflicts, including the war in Ukraine or tensions between China and Taiwan, an increase in installment billing, and our ability to execute. We expect proceeds from the exercise of stock options in future years to continue to be impacted by the increased mix of restricted stock units and performance stock units versus stock options granted to our employees and to vary based on our share price.

In October 2024, our board of directors approved a $1.0 billion increase in the authorized stock repurchase amount under the Repurchase Program and extended the term of the Repurchase Program to February 28, 2026, bringing the aggregate amount authorized to be repurchased to $8.25 billion of our outstanding common stock through February 28, 2026. There were no shares repurchased under the Repurchase Program during the three months ended March 31, 2025. As of March 31, 2025, approximately $2.03 billion remained available for future share repurchases. Refer to Note 11. Equity Plans and Share Repurchase Program and Note 15. Subsequent Events in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding our repurchases of 4.6 million shares of our common stock for an aggregate purchase price of $401.1 million under the Repurchase Program, subsequent to March 31, 2025 through the filing of this Quarterly Report on Form 10-Q.

We expect to continue to increase our data centers, PoPs, office and warehouse capacity to support growth and the expansion of existing services or introduction of new services. As we purchase new properties, we will work to incorporate these properties into the environmental goals we have established. We estimate capital expenditures to be between approximately $380.0 million and $430.0 million in 2025.

We believe that our cash provided by operating activities, together with our existing cash, cash equivalents and investments will be sufficient to meet our anticipated cash needs and do not currently intend to retire our Senior Notes early. Refer to Note 9. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the Senior Notes. As of March 31, 2025, the current portion of long-term debt and long-term debt, net of unamortized discount and debt issuance costs, were $994.9 million.

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

These inventory purchase commitments as of March 31, 2025 totaled $689.0 million, an increase of $97.9 million compared to $591.1 million as of December 31, 2024 due to fulfillment of customer demand as our supply availability improved and our continued efforts to work with contract manufacturers and suppliers to optimize our inventory and purchase commitments position. We record a liability for inventory purchase commitments in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of March 31, 2025 and December 31, 2024, the liability for these inventory purchase commitments was $47.5 million and $54.0 million, respectively, and was recorded in accrued liabilities on our condensed consolidated balance sheets.

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

We also have open purchase orders and contractual obligations in the ordinary course of business for which we have not received goods or services. As of March 31, 2025, we had $94.7 million in other contractual commitments having a remaining term in excess of one year that are non-cancelable.

There have been no significant changes to our leases as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

As of March 31, 2025, our cash, cash equivalents and short-term and long-term investments of $4.82 billion were invested primarily in deposit accounts, commercial paper, corporate debt securities, U.S. government and agency securities, certificates of deposit and term deposits, money market funds and marketable equity securities. It is our investment policy to invest excess cash in a manner that preserves capital, provides liquidity, and generates return without significantly increasing risk. We believe that we have sufficient liquidity to meet our operating requirements for at least the next twelve months and thereafter for the foreseeable future, including our foreseeable future supply obligations, debt repayment, capital expenditures and share repurchases.

The amount of cash, cash equivalents and investments held by our international subsidiaries was $228.8 million as of March 31, 2025 and $207.8 million as of December 31, 2024.

We believe that our existing cash and cash equivalents and cash flow from operations will be sufficient for at least the next 12 months to meet our requirements and plans for cash, including meeting our working capital requirements and capital expenditure requirements. In the long term, our ability to support our requirements and plans for cash, including our working capital and capital expenditure requirements will depend on many factors, including our growth rate; the timing and amount of our share repurchases and debt retirement; the expansion of sales and marketing activities, pricing actions, the introduction of new and enhanced products and services offerings; the continuing market acceptance of our products; the timing and extent of spending to support development efforts; our investments in purchasing, developing or leasing real estate; cash paid for taxes and macroeconomic impacts such as rising inflation and changing interest rates; the war in Ukraine and tensions between China and Taiwan. Historically, we have required capital principally to fund our working capital needs, share repurchases, capital expenditures and acquisition activities. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all.

As of March 31, 2025, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Operating Activities

Cash generated by operating activities is our primary source of liquidity. It is primarily comprised of net income, as adjusted for non-cash items and changes in operating assets and liabilities. Non-cash adjustments consist primarily of amortization of deferred contract costs, stock-based compensation and depreciation and amortization. Changes in operating assets and liabilities consist primarily of changes in accounts receivable—net, deferred contract costs, accrued liabilities, deferred revenue, inventory, deferred tax assets and accounts payable.

Our operating activities during the three months ended March 31, 2025 provided cash flows of $863.3 million as a result of the continued growth of our business, improved profitability and our ability to successfully manage our working capital. Changes in operating assets and liabilities were primarily driven by a decrease of $303.9 million in accounts receivable—net during three months ended March 31, 2025. Due to seasonality, our billings are highest in the fourth quarter, as such, our collections are highest in the first quarter of the year. In addition, changes in operating assets and liabilities were driven by an increase of $91.3 million in deferred contract costs, an increase of $63.7 million in accrued liabilities, an increase of $57.0 million in our deferred revenue, an increase of $34.1 million in inventory, an increase of $30.0 million in deferred tax assets and an increase of $24.6 million in accounts payable.

Investing Activities

The changes in cash flows from investing activities primarily relate to timing of purchases, maturities and sales of investments, purchases of property and equipment, investments in various companies and business acquisitions. Historically, we have elected to own a facility if we believe that purchasing or developing buildings rather than leasing is more closely aligned with our long-term strategy. We expect to make similar decisions in the future. We may also make cash payments in connection with future business combinations.

During the three months ended March 31, 2025, cash used in investing activities was $110.8 million, primarily driven by $66.5 million used for the purchases of property and equipment, $33.3 million spent for purchases of investments, net of maturities and sales of investments and $11.2 million used for the acquisition of Linksys, net of cash.

Financing Activities

The changes in cash flows from financing activities primarily relate to repurchase and retirement of common stock, and taxes paid related to net share settlement of equity awards, net of proceeds from the issuance of common stock under the Amended Plan.

During the three months ended March 31, 2025, cash used in financing activities was $32.7 million, driven by $32.7 million used to pay tax withholding, net of proceeds from the issuance of common stock.

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in our market risk during the three months ended March 31, 2025 compared to the disclosures in Part II, Item 7A of the Form 10-K.

ITEM 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act as of March 31, 2025. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2025 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our operating results have historically varied from period to period, and we expect that they will continue to do so as a result of a number of factors, many of which are outside of our control or may be difficult to predict, including:

•adverse economic conditions, including macroeconomic and regional economic challenges resulting, for example, from a recession, tariffs, disruptions of global supply chains or other economic downturn, increased inflation or possible stagflation in certain geographies, changing interest rates, the war in Ukraine, tensions between China and Taiwan, or other factors;

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

•component shortages, including chips and other components, and product inventory shortages, including those caused by factors outside of our control, such as international trade disputes or tariffs, labor or supply chain disruptions, inflation and other cost increases, international conflicts, terrorism, wars, such as the war in Ukraine, tensions between China and Taiwan, critical infrastructure attacks, natural disasters, health emergencies, epidemics and pandemics, power outages and civil unrest;

•inventory management, including future inventory purchase commitments;

•the level of demand for our products and services, which may render forecasts inaccurate, increase backlog or future inventory purchase commitments and lead to price decreases;

•supplier or regulatory cost increases and any lack of market acceptance of our price increases designed to help offset any supplier or regulatory cost increases;

•the timing of channel partner and end-customer orders and our reliance on a concentration of shipments at the end of each quarter or changes in shipping terms;

•the impact to our business, the global economy, disruption of global supply chains and creation of significant volatility and disruption of the financial markets due to factors such as tariffs and policy disputes, increased inflation or possible stagflation in certain geographies, changing interest rates, the war in Ukraine, tensions between China and Taiwan and other factors;

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

•increased expenses, unforeseen liabilities or write-downs and any negative impact on results of operations from any acquisition or equity investment, as well as integration risks related to product plans and products and risks of negative impact by such acquisitions and equity investments on our financial results;

•investors’ expectations of our operational performance relating to our sustainability commitments;

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

•any decreases in demand by channel partners or end-customers, including any such decreases caused by factors outside of our control such as international trade disputes or tariffs, labor or supply chain disruptions, inflation and other cost increases, international conflicts, terrorism, wars, such as the war in Ukraine, tensions between China and Taiwan, critical infrastructure attacks, natural disasters, health emergencies, epidemics and pandemics, power outages and civil unrest;

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

•our backlog may fluctuate over quarters. If we experience supply chain shortages and cannot fulfill orders or if customers cancel or delay delivery of orders, our backlog may be affected, which will negatively impact our aggregate backlog to billings conversion and revenue in such quarter. Generally, a reduction to backlog increases our aggregate billings and revenue during the quarter when delivered;

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

•the deferral of orders from distributors, resellers or end-customers in anticipation of new products or product enhancements announced by us or our competitors, price decreases or changes in our registration policies, or the acceleration of orders in response to our announced or expected price list increases, including those related to tariffs;

•increases in our expenses caused by fluctuations in foreign currency exchange rates or a weakening of the U.S. dollar, as a significant portion of our expenses are incurred and paid in currencies other than the U.S. dollar, and such fluctuations may negatively affect our financial condition and results of operations;

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

•the impact of cloud-based and hosted security solutions, including increased demand for such services and uncertainty associated with transition to providing such services, on our billings, revenue, operating margins and free cash flow;

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

Our business depends on the overall demand for information technology and on the economic health of our current and prospective customers. In addition, the purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. Weak global and regional economic conditions and spending environments, based on a downturn in the economy, a possible recession and the effects of ongoing or increased inflation or possible stagflation in certain geographies, tariffs or other trade disruptions, changing interest rates, geopolitical instability and uncertainty, a reduction in information technology spending regardless of macroeconomic conditions, the effects of epidemics and pandemics and the impact of the war in Ukraine or tensions between China and Taiwan could have a material adverse impacts on our financial condition and results of operations and our business, including resulting in longer sales cycles, lower prices for our products and services, increased component costs, higher default rates among our channel partners, reduced unit sales, lower prices and slower or declining growth. These can negatively impact our business by putting downward pressure on growth if we are unable to achieve the increases in product prices necessary to appropriately offset the additional costs in a manner sufficient to maintain margins. Any of these impacts may materially and adversely affect our business, financial condition, results of operations and liquidity.

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

Given the international nature of our operations, efforts to withdraw from or materially modify international trade agreements, or to change corporate tax policy related to international commerce, could adversely affect our financial condition and results of operations as could the continuing uncertainty regarding whether such actions will be taken.

Moreover, efforts to implement changes related to export or import regulations (including the imposition of new or increased border taxes or tariffs on foreign imports), trade barriers, economic sanctions and other related policies could harm our results of operations. Recently, the United States has imposed additional import tariffs on certain goods from different countries. For example, earlier this year, the United States announced tariffs on imported goods from most countries, some of which have been temporarily suspended or adjusted from time to time. As a result, other countries have imposed retaliatory tariffs on goods exported from the United States and both the United States and foreign countries have threatened to alter or terminate current trade agreements. While we do not currently expect these tariffs to have a significant effect on our raw material and product import costs, if the United States expands increased tariffs, or if retaliatory trade measures are taken by other countries in response to the U.S. tariffs, the cost of our products could increase, our operations could be disrupted or we could be required to raise our prices, which may result in the loss of customers and harm to our reputation and operating performance. U.S. tariffs, and any new or additional retaliatory tariffs that may be imposed by foreign countries, may also adversely affect our customers and, consequently, demand for our products. The announcement of these tariffs has recently resulted in significant volatility in the stock market. We are monitoring this evolving situation and there can be no assurance that we will be able to mitigate the impacts of any trade measures on our business, which could adversely impact our business, operating results, financial condition, and our stock price.

Any modification in these areas, any shift in the enforcement or scope of existing regulations or any change in the countries, administrations, persons or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential end-customers with international operations and could result in increased costs. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business, financial condition and results of operations.

Our billings, revenue and free cash flow growth may slow or may not continue, and our operating margins may decline.

We may experience slowing growth or a decrease in billings, revenue, operating margin and free cash flow for a number of reasons, including a slowdown in pipeline growth or for demand for our products or services generally, a shift in demand from products to services, decrease in services revenue growth, increased competition, execution challenges including sales execution challenges and lack of optimal sales productivity, worldwide or regional economic challenges based on inflation or possible stagflation, a regional recession or a recession in the global economy, changing interest rates, as a result of regional conflicts, a decrease in the growth of our overall market or softness in demand in certain geographies or industry verticals, such as the service provider industry, changes in our strategic opportunities, execution risks, lower sales productivity and our failure for any reason to continue to capitalize on sales and growth opportunities due to other risks identified in the risk factors described in this periodic report. Our expenses as a percentage of total revenue may be higher than expected if our revenue is lower than expected. If our investments in sales and marketing and other functional areas do not result in expected billings and revenue growth, we may experience margin declines. In addition, we may not be able to sustain our historical profitability levels in future periods if we fail to increase billings, revenue or deferred revenue, and do not appropriately manage our cost structure, free cash flow, or encounter unanticipated liabilities. As a result, any failure by us to maintain profitability and margins and continue our billings, revenue and free cash flow growth could cause the price of our common stock to materially decline.

Our real estate investments, including construction, acquisition, development or leasing of new data centers, data center expansions or office buildings, could involve significant risks to our business.

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

•unexpected lack of power access or unexpected increases in power needs or connectivity;

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

We rely on third-party channel partners for substantially all of our revenue. If our partners fail to perform, our ability to sell our products and services will be limited, and if we fail to optimize our channel partner model going forward, our operating results may be harmed. Additionally, a small number of distributors represents a large percentage of our revenue and accounts receivable, and one distributor accounted for 28% of our total net accounts receivable as of March 31, 2025.

A significant portion of our sales are generated through a limited number of distributors, and substantially all of our revenue is from sales by our channel partners, including distributors and resellers. We depend on our channel partners to generate a significant portion of our sales opportunities and to manage our sales process. To the extent our channel partners are unsuccessful in selling our products, or if we are unable to enter into arrangements with and retain a sufficient number of high-quality channel partners in each of the regions in which we sell products, we are unable to keep them motivated to sell our products, or our channel partners shift focus to other vendors and/or our competitors, our ability to sell our products and operating results may be harmed. The termination of our relationship with any significant channel partner may adversely impact our sales and operating results. If we change our partner strategy, such as if we start engaging in more sales directly with customers, and if we terminate partners or partners terminate or reduce selling on our behalf based on changes in our strategy or for any other reason, this could harm our results.

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

Six distributor customers who purchase directly from us accounted for 64% of our total net accounts receivable in the aggregate as of March 31, 2025. See Note 14. Segment Information in Part I, Item 1 of this Quarterly Report on Form 10-Q for distributor customers accounted for 10% or more of our revenue or net accounts receivable. Our largest distributors may experience financial difficulties, face liquidity risk or other financial challenges, which may harm our ability to collect on our accounts receivable.

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

The market for network security products is intensely competitive and dynamic, and we expect competition to continue to intensify. We face many competitors across the different cybersecurity markets. Our competitors include companies such as Check Point Software Technologies Ltd., Cisco Systems, Inc. (“Cisco”), CrowdStrike Holdings, Inc. (“CrowdStrike”), F5 Networks, Inc., Hewlett-Packard Enterprise, Huawei Technologies Co., Ltd., Juniper Networks, Inc., Microsoft Corporation (“Microsoft”), Netskope Inc., Palo Alto Networks, Inc., SonicWALL, Inc., Sophos Group Plc, and Zscaler, Inc. (“Zscaler”).

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

As of March 31, 2025, we had an aggregate of $994.9 million of indebtedness outstanding under our Senior Notes. Under the agreements governing our indebtedness, we are permitted to incur additional debt. This debt, and any debt that we may incur in the future, may adversely affect our financial condition and future financial results by, among other things:

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

We market and sell our products throughout the world and have established sales offices in many parts of the world. Our international sales have represented a majority of our total revenue in recent periods. Therefore, we are subject to risks associated with having worldwide operations. We are also subject to a number of risks typically associated with international sales and operations, including:

•disruption in the supply chain or in manufacturing or shipping, or decreases in demand by channel partners or end-customers, including any such disruption or decreases caused by factors outside of our control such as international trade disputes or tariffs, labor or supply chain disruptions, inflation and other cost increases, international conflicts, terrorism, wars, such as the war in Ukraine, tensions between China and Taiwan, critical infrastructure attacks, natural disasters, health emergencies, epidemics and pandemics, power outages and civil unrest;

•fluctuations in foreign currency exchange rates or a weakening of the U.S. dollar, as a significant portion of our expenses are incurred and paid in currencies other than the U.S. dollar, and such fluctuations may negatively affect our financial condition and results of operations;

•political instability, changes in trade agreements, tariffs and conflicts such as the war in Ukraine, tensions between China and Taiwan and any expansions thereof, could adversely affect our business and financial performance;

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

•funding authorizations and requirements unique to government agencies, with funding or purchasing reductions or delays adversely affecting public sector demand for our products. For example, the newly formed Department of Government Efficiency (“DOGE”) has implemented new policies and oversight mechanisms aimed at reducing federal expenditures, streamlining procurement, and increasing operational efficiency. DOGE has reduced the number of federal employees and agencies. Our business operations, contract awards, and revenue streams are subject to DOGE actions, which may introduce risks to our financial performance and strategic growth. In addition, DOGE could eliminate or reduce the operations of an agency that we work with, terminate employees with whom we have business relations with or cancel or modify a contract with us. Any failure to comply with DOGE actions, shifts in federal procurement strategies, or budgetary reductions imposed by the agency could adversely impact our financial results, competitive positioning, and overall business operations; and

•geopolitical matters, including tariff and trade disputes, government shutdowns, impact of the war in Ukraine, tensions between China and Taiwan, trade protectionism and other political dynamics that may adversely affect our ability to sell in certain locations or obtain the requisite permits and clearances required for certain purchases by government organizations of our products and services.

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

Managing our inventory is complex, especially in times of supply chain disruption. Our channel partners may increase orders during periods of product shortages, cancel orders or not place orders commensurate with our expectations if their inventory is too high, return products or take advantage of price protection (if any is available to the particular partner) or delay orders in anticipation of new products, and accurately forecasting inventory requirements and demand can be challenging. Our channel partners also may adjust their orders in response to the supply of our products and the products of our competitors that are available to them and in response to seasonal fluctuations in end-customer demand. If we cannot manufacture and ship our products due to, for example, global chip shortages, excessive demand on contract manufacturers capacity, natural disasters and health emergencies such as earthquakes, fires, power outages, typhoons, floods, health pandemics and epidemics or manmade events such as civil unrest, labor disruption, tariffs, cyber events, international trade disputes, international conflicts, terrorism, wars or other foreign conflicts, such as the war in Ukraine or tensions between China and Taiwan, and critical infrastructure attacks, our business and financial results could be materially and adversely impacted. The conflicts in the Middle East highlights potential risks associated with geopolitical instability in the region, including disruption to shipping routes, longer lead times for components and products, increased insurance costs for vessels passing through conflict zones, potential increased costs for shipping and products, and potential delays and interruptions in the supply chain. We may face challenges in sourcing materials, fulfilling orders and managing logistics efficiently, which could ultimately affect our operations, financial performance and overall business continuity.

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

Because we depend on several third-party manufacturers to build our products, we are susceptible to manufacturing delays that could prevent us from shipping customer orders on time, if at all, and may result in the loss of sales and customers; additionally third-party manufacturing cost increases and changes in the geopolitical environment could result in lower gross margins and free cash flow.

We outsource the manufacturing of our security appliance products to contract manufacturing partners and original design manufacturing partners, including manufacturers with facilities located in Taiwan and other countries outside the United States such as Accton, IBASE, Micro-Star, Senao and Wistron. Our reliance on our third-party manufacturers reduces our control over the manufacturing process, exposing us to risks, including reduced control over quality assurance, costs, supply and timing and possible tariffs. Any manufacturing disruption related to our third-party manufacturers or their component suppliers for any reason, including global chip shortages, natural disasters and health emergencies such as earthquakes, fires, power outages, typhoons, floods, health pandemics and epidemics and manmade events such as civil unrest, labor disruption, cyber events, international trade disputes, tariffs, international conflicts, terrorism, wars or other foreign conflicts, such as the war in Ukraine or tensions between China and Taiwan, and critical infrastructure attacks, could impair our ability to fulfill orders. If we are unable to manage our relationships with these third-party manufacturers effectively, or if these third-party manufacturers experience delays, increased manufacturing lead-times, disruptions, capacity constraints or quality control problems in their manufacturing operations, or fail to meet our future requirements for timely delivery, our ability to ship products to our customers could be impaired and our business would be seriously harmed. Further, certain components for our products come from Taiwan and approximately 93% of our hardware is manufactured in Taiwan. Any increase in tensions between China and Taiwan, including threats of military actions or escalation of military activities, could adversely affect our manufacturing operations in Taiwan, which, given the large percentage of our hardware that is manufactured in Taiwan, could have significant impacts on our business and operations.

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

We and our contract manufacturers currently purchase several key parts and components used in the manufacture of our products from limited sources of supply. We are therefore subject to the risk of shortages and long or uncertain lead times in the supply of these components and the risk that component suppliers may discontinue or modify components used in our products. We have in the past experienced shortages and long or uncertain lead times for certain components. Our limited source components for particular appliances and suppliers of those components include specific types of Central Processing Units from Intel Corporation (“Intel”) and Advanced Micro Devices, Inc., network and wireless chips from Broadcom Inc., Marvell Technology Group Ltd., Qualcomm Incorporated and Intel, and memory devices from Intel, Micron Technology, ADATA Technology Co., Ltd., Toshiba Corporation, Samsung Electronics Co., Ltd. and Western Digital Technologies, Inc. We also may face shortages in the supply of the capacitors and resistors that are used in the manufacturing of our products, which may persist for an indefinite period of time. The introduction by component suppliers of new versions of their products, particularly if not anticipated by us or our contract manufacturers, could require us to expend significant resources to incorporate these new components into our products. In addition, if these suppliers were to discontinue production of a necessary part or component, we would be required to expend significant resources and time in locating and integrating replacement parts or components from another vendor. Qualifying additional suppliers for limited source parts or components can be time-consuming and expensive.

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

AI presents new risks and challenges that may affect our business. We have made, and expect to continue to make investments to integrate AI and ML technology into our solutions, as evidenced by our acquisition of Lacework. AI presents risks, challenges, and potentially unintended consequences that could impact our ability to effectively use of AI successfully in our business. Given the nature of AI technology, we face an evolving regulatory landscape and significant competition from other companies. Our AI efforts may not be successful and our competitors may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our financial results. Data practices by us or others that result in controversy could also impair the acceptance of AI solutions. This in turn could undermine confidence in the decisions, predictions, analysis, and effectiveness of our AI-related initiatives. The rapid evolution of AI, including potential government regulation of AI, may require significant additional resources related to AI in our solutions. Our AI-related initiatives may result in new or enhanced governmental or regulatory scrutiny, including regarding the use of AI in our solutions and the marketing of products using AI, litigation, customer reporting or documentation requirements, ethical or social concerns, or other complications. For example, AI technologies, including generative AI, may create content that appears correct but is factually inaccurate (hallucinations) or flawed, or contains copyrighted or other protected material, and if our customers or others use this flawed content to their detriment, we may be exposed to brand or reputational harm, competitive harm, or legal liability. If customer data is used to train AI based systems and such data is not adequately anonymized, this may lead to breach of sensitive information and loss of customer trust. The use of AI also brings ethical issues related to privacy, surveillance and consent of use, as well as potential for bias and discrimination. Any of the foregoing could adversely affect our business, reputation, or financial results.

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

Additional regulations involving single-use plastics in packaging resulting in import taxes in certain countries in the EU have resulted in additional costs to source appropriate packaging for hardware. Alternatively, for our cloud based systems, new EU energy efficiency laws relating to the power usage effectiveness of data centers will require us to source specific data centers or retrofit existing ones to meet the stringent energy efficiency requirements.

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

Investors’ expectations of our performance relating to corporate responsibility and sustainability factors may impose additional costs and expose us to new risks.

Certain investors, employees, customers and other stakeholders have a focus on corporate responsibility. Some investors may use these non-financial performance factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies and actions relating to corporate responsibility are inadequate. Investor demand for measurement of non-financial performance is addressed by third-party providers of sustainability assessment and ratings on companies. The criteria by which our corporate responsibility practices are assessed may change due to the constant evolution of the global sustainability landscape, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. If we elect not to or are unable to satisfy such new criteria, investors may conclude that our policies and/or actions with respect to corporate social responsibility are inadequate and we may be subject to fines from regulatory authorities. We may face reputational damage in the event that we do not meet the standards set by various constituencies.

Furthermore, in the event that we communicate certain initiatives and goals regarding corporate responsibility and sustainability matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope, target and timelines of such initiatives or goals. If we fail to satisfy the expectations of investors, customers, employees, and other stakeholders or our initiatives are not executed as planned, our reputation and business, operating results and financial condition could be adversely impacted.

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

The OECD, an international association comprised of 38 countries, including the United States, has issued and continues to issue guidelines and proposals that change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. Due to our extensive international business activities, any changes in the taxation of such activities could increase our tax obligations in many countries and may increase our worldwide effective tax rate.

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

The market price of our common stock may be subject to wide fluctuations in response to, among other things, the risk factors described in this periodic report, news about us and our financial results, news about our competitors and their results, and other factors such as rumors or fluctuations in the valuation of companies perceived by investors to be comparable to us. For example, during the three months ended March 31, 2025, the closing price of our common stock ranged from $92.49 to $114.57 per share.

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

In October 2024, our board of directors approved a $1.0 billion increase in the authorized stock repurchase amount under the Repurchase Program and extended the term of the Repurchase Program to February 28, 2026, bringing the aggregate amount authorized to be repurchased to $8.25 billion of our outstanding common stock through February 28, 2026. As of March 31, 2025, approximately $2.03 billion remained available for future share repurchases. Share repurchases under the

Repurchase Program could affect the price of our common stock, increase stock price volatility and diminish our cash reserves. In addition, an announcement of the reduction, suspension or termination of the Repurchase Program could result in a decrease in the trading price of our common stock. Moreover, our stock price could decline, resulting in repurchases made at non-optimal prices. Our failure to repurchase our stock at optimal prices may be perceived by investors as an inefficient use of our cash and cash equivalents, which could result in litigation that may have an adverse effect on our business, operating results and financial condition. In addition, while our board of directors carefully considers various alternative uses of our cash and cash equivalents in determining whether to authorize stock repurchases, there can be no assurance that the decision by our board of directors to repurchase stock would result in the most effective uses of our cash and cash equivalents, and there may be alternative uses of our cash and cash equivalents that would be more effective, such as investing in growing our business organically or through acquisitions.

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

Economic challenges caused by economic downturn, any resulting recession, inflation, GDP impact (both domestically and internationally) or change in interest rates can weaken and harm our financial position. The U.S. capital markets have experienced and continue to experience extreme volatility and disruption. Further deterioration of the macroeconomic environment and regulatory action may adversely affect our business, operating results and financial condition.

Political instability, changes in trade policies and agreements and conflicts could adversely affect our business and financial performance.

Economic uncertainty in various global markets caused by political instability and conflict, such as the war in Ukraine or tensions between China and Taiwan has resulted, and may continue to result in weakened demand for our products and services and difficulty in forecasting our financial results and managing inventory levels. Political developments impacting government spending and international trade, including potential government shutdowns and trade disputes and tariffs may negatively impact markets and cause weaker macroeconomic conditions. The effects of these events may continue due to potential U.S. government shutdowns, the transition in administrations, changing in the U.S. government’s trade policy and the United States’ ongoing trade disputes with Russia, China and other countries, including the United States’ tariffs, and any new or additional retaliatory tariffs from foreign countries. The continuing effect of any or all of these events could adversely impact demand for our products, harm our operations and weaken our financial results.

Our business is subject to the risks of earthquakes, drought, fire, power outages, typhoon, floods, virus outbreaks and other broad health-related challenges, cyber events and other catastrophic events, and to interruption by manmade problems such as civil unrest, war, labor disruption, critical infrastructure attack and terrorism.

A significant natural disaster, such as an earthquake, drought, fire, power outage, flood, viral outbreak or other catastrophic event, could have a material adverse impact on our business, operating results and financial condition. Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity, and our research and development and data center in Burnaby, Canada, from which we deliver to customers our FortiGuard and other security subscription updates, is subject to the risk of flooding and is also in a region known for seismic activity. Any earthquake in the Bay Area or Burnaby, or flooding in Burnaby, could materially negatively impact our ability to provide products and services, such as FortiCare support and FortiGuard subscription services and could otherwise materially negatively impact our business. In addition, natural disasters could affect our manufacturing vendors, suppliers or logistics providers’ ability to perform services, such as obtaining product components and manufacturing products, or performing or assisting with shipments, on a timely basis, as well as our customers’ ability to order from us and our employees’ ability to perform their duties. For example, a typhoon in Taiwan could materially negatively impact our ability to manufacture and ship products and could result in delays and reductions in billings and revenue, or the effects of epidemics and pandemics may negatively impact our ability to manufacture and ship products, possibly in a material way, and could result in delays and reductions in billings and revenue, also possibly in a material way. The impact of climate change could affect economies in ways that negatively impact us and our results of operations. In the event our or our service providers’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed, resulting in our missing financial targets, such as revenue and shipment targets, for a particular quarter. In addition, regional instability, international disputes, wars, such as the war in Ukraine or tensions between China and Taiwan and any expansion thereof, and other acts of aggression, civil and political unrest, labor disruptions, rebellions, acts of terrorism and other geo-political unrest could cause disruptions in our business or the business of our manufacturers, suppliers, logistics providers, partners or end-customers, or of the economy as a whole. Given our typical concentration of sales at the end of each quarter, any disruption in the business of our manufacturers, logistics providers, partners or end-customers that impacts sales at the end of our quarter could have a significant adverse impact on our quarterly results. To the extent that any of the above results in security risks to our customers, delays or cancellations of customer orders, the delay of the manufacture, deployment or shipment of our products or interruption or downtime of our services, our business, financial condition and results of operations would be adversely affected.

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

ITEM 2.     Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share Repurchase Program

There were no shares repurchased under the Repurchase Program during the three months ended March 31, 2025. As of March 31, 2025, approximately $2.03 billion remained available for future share repurchases under the Repurchase Program.

ITEM 5.     Other Information

Rule 10b5-1 Trading Plans

On March 7, 2025, Margrit Christiane Ohlgart, our Chief Accounting Officer, entered into a pre-arranged written stock sale plan in accordance with Rule 10b5-1 under the Exchange Act for the sale of shares of our common stock (the “Ohlgart Plan”) during an open trading window in accordance with our insider trading policy. The Ohlgart Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Ohlgart Plan provides for the potential sale by Mrs. Ohlgart of net shares (which are not yet determinable) after shares are withheld to satisfy tax obligations upon vesting and settlement of RSUs and PSUs, in each case, at the market price, all between June 6, 2025 and September 5, 2026.

On March 3, 2025, John Whittle, our Chief Operating Officer, entered into a pre-arranged written stock sale plan in accordance with Rule 10b5-1 under the Exchange Act for the sale of shares of our common stock (the “Whittle Plan”) during an open trading window in accordance with our insider trading policy. The Whittle Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Whittle Plan provides for the potential sale by Mr. Whittle of up to 146,015 shares of our common stock, issued upon the exercise of vested stock options for shares of our common stock, at the market price, between June 2, 2025 and July 31, 2026.

Each of the Ohlgart Plan and the Whittle Plan (each, a “10b5-1 Plan,” and together, the “10b5-1 Plans”) includes a representation from Mrs. Ohlgart and Mr. Whittle, respectively, to the broker administering the plan that they were not in possession of any material nonpublic information regarding us or the securities subject to their respective 10b5-1 Plan at the time their respective 10b5-1 Plan was entered into. A similar representation was made to us in connection with the adoption of each 10b5-1 Plan under our insider trading policy. Those representations for each 10b5-1 Plan were made as of the respective date of adoption of the applicable 10b5-1 Plan, and speak only as of that date. In making those representations, there is no assurance with respect to any material nonpublic information of which Mrs. Ohlgart and Mr. Whittle, as applicable, were unaware, or with respect to any material nonpublic information acquired by Mrs. Ohlgart and Mr. Whittle or us, as applicable, after the date of each such representation.

Once executed, transactions under the 10b5-1 Plans will be disclosed publicly through Form 4 and/or Form 144 filings with the SEC in accordance with applicable securities laws, rules and regulations. Except as may be required by law, we do not undertake any obligation to update or report any modification, termination, or other activity under current or future Rule 10b5-1 plans that may be adopted by Mrs. Ohlgart or Mr. Whittle or our other officers or directors, or their affiliated entities.

ITEM 6.     Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Incorporated by reference herein
		Form	Date	Exhibit Number

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 is formatted in inline XBRL.

________________________________

* Filed herewith.
# Furnished herewith.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 8, 2025
FORTINET, INC.

	By:	/s/ Ken Xie
Ken Xie, Chief Executive Officer and Chairman
(Duly Authorized Officer and Principal Executive Officer)

Date: May 8, 2025
FORTINET, INC.

	By:	/s/ Keith Jensen
Keith Jensen, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: May 8, 2025
FORTINET, INC.

	By:	/s/ Christiane Ohlgart
Christiane Ohlgart, Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)