Form 10-Q
period 2025-06-30
Fortinet, Inc.
filed 2025-08-08
CIK 1262039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒
As of August 5, 2025, there were 766,266,033 shares of the registrant’s common stock outstanding.

FORTINET, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2025

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

•As a result of supply chain disruptions in previous periods, we increased our purchase order commitments in previous periods and were in some instances required to and may in the future be required to accept or pay for components and finished goods regardless of our level of sales in a particular period, which may negatively or unpredictably impact our operating results and financial condition.

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

PART I—FINANCIAL INFORMATION

ITEM 1.     Financial Statements
FORTINET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except per share amounts)

	June 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,368.5	$2,875.9
Short-term investments	1,194.4	1,190.6
Accounts receivable—net	1,215.7	1,463.4
Inventory	405.2	315.5
Prepaid expenses and other current assets	162.5	126.1
Total current assets	6,346.3	5,971.5
LONG-TERM INVESTMENTS	112.0	—
PROPERTY AND EQUIPMENT—NET	1,544.8	1,349.5
DEFERRED CONTRACT COSTS	665.4	622.9
DEFERRED TAX ASSETS	1,457.2	1,335.6
GOODWILL	258.9	235.4
OTHER INTANGIBLE ASSETS—NET	123.3	115.0
OTHER ASSETS	133.5	133.2
TOTAL ASSETS	$10,641.4	$9,763.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$245.2	$190.9
Accrued liabilities	339.1	337.9
Accrued payroll and compensation	281.3	255.7
Current portion of long-term debt	499.0	—
Deferred revenue	3,412.5	3,276.2
Total current liabilities	4,777.1	4,060.7
DEFERRED REVENUE	3,155.1	3,084.7
LONG-TERM DEBT	496.3	994.3
OTHER LIABILITIES	152.5	129.6
Total liabilities	8,581.0	8,269.3
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value—1,500.0 shares authorized; 765.6 and 767.0 shares issued and outstanding on June 30, 2025 and December 31, 2024, respectively	0.8	0.8
Additional paid-in capital	1,715.9	1,636.2
Accumulated other comprehensive loss	(20.7)	(26.1)
Retained earnings (accumulated deficit)	364.4	(117.1)
Total stockholders’ equity	2,060.4	1,493.8
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,641.4	$9,763.1
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
REVENUE:
Product	$508.9	$451.9	$968.0	$860.8
Service	1,121.1	982.4	2,201.7	1,926.8
Total revenue	1,630.0	1,434.3	3,169.7	2,787.6
COST OF REVENUE:
Product	165.9	155.1	315.8	337.9
Service	149.0	119.9	292.2	241.8
Total cost of revenue	314.9	275.0	608.0	579.7
GROSS PROFIT:
Product	343.0	296.8	652.2	522.9
Service	972.1	862.5	1,909.5	1,685.0
Total gross profit	1,315.1	1,159.3	2,561.7	2,207.9
OPERATING EXPENSES:
Research and development	209.5	165.4	408.1	338.4
Sales and marketing	592.0	501.3	1,134.7	1,002.4
General and administrative	56.9	56.6	114.7	111.0
Gain on intellectual property matters	(1.3)	(1.2)	(7.6)	(2.3)
Total operating expenses	857.1	722.1	1,649.9	1,449.5
OPERATING INCOME	458.0	437.2	911.8	758.4
INTEREST INCOME	45.0	38.3	89.3	70.5
INTEREST EXPENSE	(4.6)	(5.0)	(9.5)	(10.1)
OTHER INCOME (EXPENSE)—NET	18.9	(2.2)	45.0	(5.1)
INCOME BEFORE INCOME TAXES AND GAIN (LOSS) FROM EQUITY METHOD INVESTMENTS	517.3	468.3	1,036.6	813.7
PROVISION FOR INCOME TAXES	77.1	76.5	173.6	116.0
GAIN (LOSS) FROM EQUITY METHOD INVESTMENTS	(0.1)	(12.0)	10.5	(18.6)
NET INCOME	$440.1	$379.8	$873.5	$679.1
Net income per share (Note 8):
Basic	$0.57	$0.50	$1.14	$0.89
Diluted	$0.57	$0.49	$1.13	$0.88
Weighted-average shares outstanding:
Basic	765.5	763.8	766.9	763.1
Diluted	772.7	769.9	774.8	770.2
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net income	$440.1	$379.8	$873.5	$679.1
Other comprehensive income (loss):
Change in foreign currency translation	2.5	(4.2)	5.9	(9.4)
Change in unrealized gains (losses) on investments	(0.3)	—	(0.6)	(0.9)
Less: tax benefit related to items of other comprehensive income (loss)	—	—	(0.1)	(0.2)
Other comprehensive income (loss)	2.2	(4.2)	5.4	(10.1)
Comprehensive income	$442.3	$375.6	$878.9	$669.0
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited, in millions)

	Three Months Ended June 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
BALANCE—March 31, 2025	769.2	$0.8	$1,668.7	$(22.9)	$316.3	$1,962.9
Issuance of common stock in connection with equity incentive plans - net of tax withholding	1.0	—	(12.0)	—	—	(12.0)
Repurchase and retirement of common stock	(4.6)	—	(9.1)	—	(392.0)	(401.1)
Excise tax on net stock repurchases	—	—	(0.8)	—	—	(0.8)
Stock-based compensation expense	—	—	69.1	—	—	69.1
Net unrealized loss on investments - net of tax	—	—	—	(0.3)	—	(0.3)
Foreign currency translation adjustment	—	—	—	2.5	—	2.5
Net income	—	—	—	—	440.1	440.1
BALANCE—June 30, 2025	765.6	$0.8	$1,715.9	$(20.7)	$364.4	$2,060.4

	Three Months Ended June 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
BALANCE—March 31, 2024	763.2	$0.8	$1,448.9	$(24.8)	$(1,562.4)	$(137.5)
Issuance of common stock in connection with equity incentive plans - net of tax withholding	1.0	—	(13.8)	—	—	(13.8)
Stock-based compensation expense	—	—	63.9	—	—	63.9
Foreign currency translation adjustment	—	—	—	(4.2)	—	(4.2)
Net income	—	—	—	—	379.8	379.8
BALANCE—June 30, 2024	764.2	$0.8	$1,499.0	$(29.0)	$(1,182.6)	$288.2
See notes to condensed consolidated financial statements.

	Six Months Ended June 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
BALANCE—December 31, 2024	767.0	$0.8	$1,636.2	$(26.1)	$(117.1)	$1,493.8
Issuance of common stock in connection with equity incentive plans - net of tax withholding	3.2	—	(45.6)	—	—	(45.6)
Repurchase and retirement of common stock	(4.6)	—	(9.1)	—	(392.0)	(401.1)
Excise tax on net stock repurchases	—	—	(0.8)	—	—	(0.8)
Stock-based compensation expense	—	—	135.2	—	—	135.2
Net unrealized loss on investments - net of tax	—	—	—	(0.5)	—	(0.5)
Foreign currency translation adjustment	—	—	—	5.9	—	5.9
Net income	—	—	—	—	873.5	873.5
BALANCE—June 30, 2025	765.6	$0.8	$1,715.9	$(20.7)	$364.4	$2,060.4

	Six Months Ended June 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
BALANCE—December 31, 2023	761.0	$0.8	$1,416.4	$(18.9)	$(1,861.7)	$(463.4)
Issuance of common stock in connection with equity incentive plans - net of tax withholding	3.2	—	(43.6)	—	—	(43.6)
Stock-based compensation expense	—	—	126.2	—	—	126.2
Net unrealized loss on investments - net of tax	—	—	—	(0.7)	—	(0.7)
Foreign currency translation adjustment	—	—	—	(9.4)	—	(9.4)
Net income	—	—	—	—	679.1	679.1
BALANCE—June 30, 2024	764.2	$0.8	$1,499.0	$(29.0)	$(1,182.6)	$288.2
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Six Months Ended
	June 30, 2025	June 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$873.5	$679.1
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	135.2	126.2
Amortization of deferred contract costs	160.0	144.7
Depreciation and amortization	74.1	57.8
Amortization of investment discounts	(19.4)	(24.9)
Other	(44.8)	25.6
Changes in operating assets and liabilities, net of impact of business combinations:
Accounts receivable—net	262.7	318.9
Inventory	(79.6)	85.2
Prepaid expenses and other current assets	(32.1)	(12.3)
Deferred contract costs	(202.5)	(136.0)
Deferred tax assets	(75.3)	(130.3)
Other assets	(11.7)	(7.6)
Accounts payable	46.8	(67.2)
Accrued liabilities	(9.7)	(24.9)
Accrued payroll and compensation	22.9	(24.3)
Deferred revenue	204.8	161.7
Other liabilities	10.3	0.7
Net cash provided by operating activities	1,315.2	1,172.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(976.5)	(974.3)
Sales of investments	5.7	—
Maturities of investments	869.6	904.6
Purchases of property and equipment	(234.3)	(245.0)
Payments made in connection with business combinations, net of cash acquired	(41.6)	(5.7)
Other	0.1	—
Net cash used in investing activities	(377.0)	(320.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase and retirement of common stock	(401.1)	—
Proceeds from issuance of common stock	31.3	19.6
Taxes paid related to net share settlement of equity awards	(77.0)	(63.1)
Other	(0.1)	(0.8)
Net cash used in financing activities	(446.9)	(44.3)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1.3	(2.4)
NET INCREASE IN CASH AND CASH EQUIVALENTS	492.6	805.3
CASH AND CASH EQUIVALENTS—Beginning of period	2,875.9	1,397.9
CASH AND CASH EQUIVALENTS—End of period	$3,368.5	$2,203.2
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes—net	$264.0	$283.2
Operating lease liabilities arising from obtaining right-of-use assets	$24.3	$21.6
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfers of evaluation units and equipment from inventory to property and equipment	$14.7	$12.0
Liability for purchase of property and equipment	$19.4	$23.0
See notes to condensed consolidated financial statements.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Preparation—The unaudited condensed consolidated financial statements of Fortinet, Inc. and its subsidiaries (collectively, “we,” “us” or “our”) have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information, as well as the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2024, contained in our Annual Report on Form 10-K filed with the SEC on February 21, 2025. In the opinion of management, all adjustments, which include normal recurring adjustments, considered necessary for a fair presentation, have been included. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year or for any future periods. The condensed consolidated balance sheet as of December 31, 2024 is derived from the audited consolidated financial statements for the year ended December 31, 2024.

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

There have been no material changes to our significant accounting policies as of and for the six months ended June 30, 2025, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC.

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.     REVENUE RECOGNITION

Disaggregation of Revenue

The following table presents our revenue disaggregated by major product and service lines (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Product	$508.9	$451.9	$968.0	$860.8
Service:
Security subscription	644.4	558.7	1,267.5	1,095.6
Technical support and other	476.7	423.7	934.2	831.2
Total service revenue	1,121.1	982.4	2,201.7	1,926.8
Total revenue	$1,630.0	$1,434.3	$3,169.7	$2,787.6

Deferred Revenue

During the three and six months ended June 30, 2025, we recognized $876.8 million and $1.85 billion in revenue that was included in the deferred revenue balance as of December 31, 2024, respectively. During the three and six months ended June 30, 2024, we recognized $764.3 million and $1.62 billion in revenue that was included in the deferred revenue balance as of December 31, 2023, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

As of June 30, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $6.64 billion, which was substantially comprised of deferred security subscription and technical support services revenue as well as unbilled contract revenue from non-cancellable contracts that will be recognized in future periods. We expect to recognize approximately $3.45 billion as revenue over the next 12 months, $2.61 billion in years two and three, and the remainder thereafter.

Deferred Contract Costs

Amortization of deferred contract costs during the three months ended June 30, 2025 and 2024 was $82.0 million and $72.7 million, respectively. Amortization of deferred contract costs during the six months ended June 30, 2025 and 2024 was $160.0 million and $144.7 million, respectively.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.     FINANCIAL INSTRUMENTS AND FAIR VALUE

Short-Term and Long-Term Investments

Our short-term and long-term investments comprised of available-for-sale investments and marketable equity securities. The following tables summarize our short-term and long-term investments (in millions):

	June 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and agency securities	$514.5	$0.1	$(0.1)	$514.5
Commercial paper	433.2	—	(0.1)	433.1
Corporate debt securities	177.6	—	(0.1)	177.5
Certificates of deposit and term deposits	97.3	—	—	97.3
Total available-for-sale investments	1,222.6	0.1	(0.3)	1,222.4
Marketable equity securities				84.0
Total short-term and long-term investments	$1,222.6	$0.1	$(0.3)	$1,306.4

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and agency securities	$469.1	$0.4	$—	$469.5
Commercial paper	428.7	0.2	(0.2)	428.7
Corporate debt securities	166.4	0.1	(0.1)	166.4
Certificates of deposit and term deposits	61.8	—	—	61.8
Total available-for-sale investments	1,126.0	0.7	(0.3)	1,126.4
Marketable equity securities				64.2
Total short-term and long-term investments	$1,126.0	$0.7	$(0.3)	$1,190.6

The following tables show the gross unrealized losses and the related fair values of our available-for-sale investments that have been in a continuous unrealized loss position (in millions):

	June 30, 2025
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency securities	$393.7	$(0.1)	$—	$—	$393.7	$(0.1)
Commercial paper	355.1	(0.1)	—	—	355.1	(0.1)
Corporate debt securities	119.1	(0.1)	—	—	119.1	(0.1)
Certificates of deposit and term deposits	19.3	—	—	—	19.3	—
Total available-for-sale investments	$887.2	$(0.3)	$—	$—	$887.2	$(0.3)

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2024
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency securities	$27.8	$—	$—	$—	$27.8	$—
Commercial paper	149.4	(0.2)	—	—	149.4	(0.2)
Corporate debt securities	63.5	(0.1)	—	—	63.5	(0.1)
Certificates of deposit and term deposits	10.9	—	—	—	10.9	—
Total available-for-sale investments	$251.6	$(0.3)	$—	$—	$251.6	$(0.3)

The contractual maturities of our available-for-sale investments were (in millions):

	June 30, 2025	December 31, 2024
Due within one year	$1,110.4	$1,126.4
Due within one to three years	112.0	—
Total	$1,222.4	$1,126.4

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

The changes in fair value of our marketable equity securities are recorded in other income (expense)—net on the condensed consolidated statements of income. We recognized an $11.3 million gain and $3.4 million loss during the three and six months ended June 30, 2025, respectively. We recognized a $0.2 million loss and $0.1 million gain during the three and six months ended June 30, 2024, respectively.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets Measured at Fair Value on a Recurring Basis

The following table presents the fair value of our financial assets measured at fair value on a recurring basis (in millions):

	June 30, 2025				December 31, 2024
	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$251.7	$251.7	$—	$—	$296.1	$296.1	$—	$—
Commercial paper	36.3	—	36.3	—	59.7	—	59.7	—
Corporate debt securities	2.0	—	2.0	—	—	—	—	—
Total cash equivalents	290.0	251.7	38.3	—	355.8	296.1	59.7	—
Short-term investments:
U.S. government and agency securities	454.0	450.5	3.5	—	469.5	464.5	5.0	—
Commercial paper	433.1	—	433.1	—	428.7	—	428.7	—
Corporate debt securities	126.0	—	126.0	—	166.4	—	166.4	—
Certificates of deposit and term deposits	97.3	—	97.3	—	61.8	—	61.8	—
Marketable equity securities	84.0	84.0	—	—	64.2	64.2	—	—
Total short-term investments	1,194.4	534.5	659.9	—	1,190.6	528.7	661.9	—
Long-term investments:
U.S. government and agency securities	60.5	55.2	5.3	—	—	—	—	—
Corporate debt securities	51.5	—	51.5	—	—	—	—	—
Total long-term investments	112.0	55.2	56.8	—	—	—	—	—
Total	$1,596.4	$841.4	$755.0	$—	$1,546.4	$824.8	$721.6	$—

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2025 and year ended December 31, 2024.

4.     INVENTORY

Inventory, net of reserves, consisted of (in millions):

	June 30, 2025	December 31, 2024
Raw materials	$72.0	$90.9
Work in process	4.8	4.1
Finished goods	328.4	220.5
Inventory	$405.2	$315.5

The excess and obsolete inventory reserve was $146.4 million and $144.8 million as of June 30, 2025 and December 31, 2024, respectively. Inventory write-downs related to excess and obsolete inventory were immaterial during the three and six months ended June 30, 2025, respectively, and were $10.7 million and $28.8 million during the three and six

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

months ended June 30, 2024, respectively. These were recorded in cost of product revenue on the condensed consolidated statements of income.

5.     PROPERTY AND EQUIPMENT—Net

Property and equipment—net consisted of (in millions):

	June 30, 2025	December 31, 2024
Land	$560.5	$500.6
Buildings and improvements	934.0	801.4
Computer equipment and software	307.5	279.1
Leasehold improvements	63.4	64.3
Evaluation units	34.8	31.8
Furniture and fixtures	37.2	36.4
Construction-in-progress	62.2	52.0
Total property and equipment	1,999.6	1,765.6
Less: accumulated depreciation	(454.8)	(416.1)
Property and equipment—net	$1,544.8	$1,349.5

During the three months ended March 31, 2025, we purchased certain real estate property in Germany totaling $54.5 million, to be used predominantly for data center operations and as office space. The purchase was accounted for under the asset acquisition method, with $16.8 million allocated to land and $37.7 million allocated to buildings and improvements, based on their relative fair values.

During the three months ended June 30, 2025, we purchased certain real estate properties in Canada, the United States and the Netherlands for an aggregate purchase price of $130.5 million, to be used predominantly for data center operations, office space and warehouse operations. The purchases were accounted for under the asset acquisition method, with $43.0 million allocated to land and $87.5 million allocated to buildings and improvements, based on their relative fair values.

Depreciation expense was $25.1 million and $25.9 million during the three months ended June 30, 2025 and 2024, respectively. Depreciation expense was $49.1 million and $51.5 million during the six months ended June 30, 2025 and 2024, respectively.

6.     BUSINESS COMBINATIONS

2025 Acquisitions

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Other acquisitions

During the three months ended June 30, 2025, we completed other acquisitions for total purchase consideration of $38.3 million in cash. We have accounted for the transactions as business combinations and recorded goodwill of $21.9 million, among which $8.6 million of goodwill is expected to be deductible and $13.3 million of goodwill is not deductible for income tax purposes. Acquisition-related costs were not material and were recorded as general and administrative expense.

2024 Acquisitions

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

This acquisition was accounted for as a business combination using the acquisition method of accounting. The total preliminary purchase price was allocated to Next DLP’s identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values using management’s best estimates and assumptions to assign fair value as of the acquisition date. Of the total preliminary purchase price, $82.6 million was allocated to goodwill, $13.5 million was allocated to developed technology intangible asset, $10.5 million was allocated to customer relationships intangible asset, offset by $1.6 million of net liabilities assumed, which predominantly included deferred revenue and deferred tax liabilities. Goodwill recorded in connection with this acquisition represents the value we expect to be created through expansion into markets within our existing business, and the anticipated operational synergies, and goodwill is expected to be deductible for U.S. tax purposes. Acquisition-related costs related to this acquisition were not material and were recorded as general and administrative expense.

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

7.     GOODWILL AND OTHER INTANGIBLE ASSETS—Net

Goodwill

The following table presents the changes in the carrying amount of goodwill (in millions):

Amount
Balance—December 31, 2024	$235.4
Additions due to business combinations	21.9
Foreign currency translation adjustments	1.6
Balance—June 30, 2025	$258.9

There were no impairments to goodwill during the six months ended June 30, 2025 or during prior periods.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Intangible Assets—Net

The following tables present other intangible assets—net (in millions, except years):

	June 30, 2025
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Finite-lived intangible assets:
Developed technologies	4.3	$160.6	$86.6	$74.0
Customer relationships	5.3	67.5	33.4	34.1
Trade name	7.1	11.6	2.7	8.9
Backlog	2.4	13.8	7.5	6.3
Total other intangible assets—net		$253.5	$130.2	$123.3

	December 31, 2024
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Finite-lived intangible assets:
Developed technologies	4.4	$141.9	$73.7	$68.2
Customer relationships	5.5	53.9	23.0	30.9
Trade name	7.5	8.8	1.8	7.0
Backlog	2.5	13.5	4.6	8.9
Total other intangible assets—net		$218.1	$103.1	$115.0

Amortization expense was $13.2 million and $3.3 million during the three months ended June 30, 2025 and 2024, respectively. Amortization expense was $25.0 million and $6.3 million during the six months ended June 30, 2025 and 2024, respectively.

The following table summarizes estimated future amortization expense of finite-lived intangible assets—net (in millions):

Amount
Years:
2025 (the remainder of 2025)	$23.7
2026	35.4
2027	28.2
2028	21.4
2029	10.4
Thereafter	4.2
Total	$123.3

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Numerator:
Net income	$440.1	$379.8	$873.5	$679.1

Denominator:
Basic shares:
Weighted-average common stock outstanding-basic	765.5	763.8	766.9	763.1
Diluted shares:
Weighted-average common stock outstanding-basic	765.5	763.8	766.9	763.1
Effect of potentially dilutive securities:
RSUs	2.6	1.5	3.0	2.1
Stock options	4.0	4.5	4.3	4.8
PSUs	0.6	0.1	0.6	0.2
Weighted-average shares used to compute diluted net income per share	772.7	769.9	774.8	770.2
Net income per share
Basic	$0.57	$0.50	$1.14	$0.89
Diluted	$0.57	$0.49	$1.13	$0.88

The following weighted-average shares of common stock were excluded from the computation of diluted net income per share for the periods presented, as their effect would have been antidilutive (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
RSUs	2.1	—	1.5	—
Stock options	0.6	3.6	0.5	3.4
PSUs	—	0.2	—	0.1
Total	2.7	3.8	2.0	3.5

9.     DEBT

2026 and 2031 Senior Notes

On March 5, 2021, we issued $1.0 billion aggregate principal amount of senior notes (collectively, the “Senior Notes”), consisting of $500.0 million aggregate principal amount of 1.0% notes due March 15, 2026 (the “2026 Senior Notes”) and $500.0 million aggregate principal amount of 2.2% notes due March 15, 2031 (the “2031 Senior Notes”), in an underwritten registered public offering. The Senior Notes are senior unsecured obligations and rank equally with each other in right of payment and with our other outstanding obligations. We may redeem the Senior Notes at any time in whole or in part for cash, at specified redemption prices that include accrued and unpaid interest, if any, and a make-whole premium. However, no make-whole premium will be paid for redemptions of the 2026 Senior Notes on or after February 15, 2026, or the 2031 Senior Notes on or after December 15, 2030. Interest on the Senior Notes is payable on March 15 and September 15 of each year, beginning on September 15, 2021. The 2026 Senior Notes were recorded as current portion of long-term debt and the 2031 Senior Notes were recorded as long-term debt as of June 30, 2025 and both of the Senior Notes were recorded as long-term debt as of December 31, 2024, net of discount and issuance costs, which are amortized to interest expense over the respective contractual terms of these notes using the effective interest method.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total outstanding debt is summarized below (in millions, except percentages):

	Maturity	Coupon Rate	Effective Interest Rate	June 30, 2025	December 31, 2024
Debt
2026 Senior Notes	March 2026	1.0%	1.3%	$500.0	$500.0
2031 Senior Notes	March 2031	2.2%	2.3%	500.0	500.0
Total debt				1,000.0	1,000.0
Less: Unamortized discount and debt issuance costs				4.7	5.7
Less: Current portion of long-term debt				$499.0	$—
Total long-term debt				$496.3	$994.3

As of June 30, 2025 and December 31, 2024, we accrued interest payable of $4.7 million, and there are no financial covenants with which we must comply. During the three months ended June 30, 2025 and 2024, we recorded $4.5 million of total interest expense in relation to these Senior Notes in each period. During the six months ended June 30, 2025 and 2024, we recorded $9.0 million of total interest expense in relation to these Senior Notes in each period. No interest costs were capitalized for the six months ended June 30, 2025 and 2024, as the costs that qualified for capitalization were not material.

The total estimated fair value of the outstanding Senior Notes was approximately $933.1 million, including accrued and unpaid interest, as of June 30, 2025. The fair value was determined based on observable market prices of identical instruments in less active markets. The estimated fair values are based on Level 2 inputs.

10.     COMMITMENTS AND CONTINGENCIES

The following table summarizes our inventory purchase commitments as of June 30, 2025 (in millions):

	Total	2025	Thereafter
Inventory purchase commitments	$714.4	$537.2	$177.2

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

As of June 30, 2025, we had $714.4 million of non-cancelable inventory purchase commitments with our independent contract manufacturers. We recorded a liability for these purchase commitments for quantities in excess of our future estimated demand forecasts, consistent with the valuation of our excess and obsolete inventory. As of June 30, 2025 and December 31, 2024, the liability for these inventory purchase commitments was $41.9 million and $54.0 million, respectively, and was recorded in accrued liabilities on our condensed consolidated balance sheets. The expense related to such accrued liability for inventory purchase commitments is recorded in cost of product revenue on the condensed consolidated statements of income. It was immaterial during the three and six months ended June 30, 2025, and was $7.0 million and $38.6 million during the three and six months ended June 30, 2024, respectively.

Other Contractual Commitments and Open Purchase Orders—In addition to commitments with contract manufacturers, we have open purchase orders and contractual obligations in the ordinary course of business for which we have not received goods or services. A significant portion of our reported purchase commitments consist of non-cancelable commitments. In certain instances, contractual commitments allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to firm orders being placed. As of June 30, 2025, we had $102.7 million in other contractual commitments having a remaining term in excess of one year that are non-cancelable.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2025, we had $93.4 million in contractual commitments related to payments for operating leases.

Litigation—We are involved in disputes, litigation, and other legal actions. For lawsuits where we are the defendant, we are in the process of defending these litigation matters, and while there can be no assurances and the outcome of certain of these matters is currently not determinable and not predictable, we currently are unaware of any existing claims or proceedings that we believe are likely to have a material adverse effect on our financial position. There are many uncertainties associated with any litigation and these actions or other third-party claims against us may cause us to incur costly litigation fees, costs and substantial settlement charges, and possibly subject us to damages and other penalties. In addition, the resolution of any intellectual property (“IP”) litigation may require us to make royalty payments, which could adversely affect our gross margins in future periods. If any of those events were to occur, our business, financial condition, results of operations, and cash flows could be adversely affected. Litigation is unpredictable and the actual liability in any such matters may be materially different from our current estimates, which could result in the need to adjust any accrued liability and record additional expenses. We accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss. These accruals are generally based on a range of possible outcomes that require significant management judgement. If no amount within a range is a better estimate than any other, we accrue the minimum amount. Litigation loss contingency accruals associated with outstanding cases were not material as of June 30, 2025 and December 31, 2024.

On March 21, 2019, we were sued by Alorica Inc. (“Alorica”) in Santa Clara County Superior Court in California. Alorica alleged breach of warranty and misrepresentation claims, which we denied. After trial, a jury returned a verdict fully in favor of us and against Alorica on October 4, 2024. Alorica has filed a notice of appeal. We believe that the ultimate outcome of this matter will not materially impact our financial position, results of operations or cash flows. However, any further legal proceedings, including Alorica’s appeal, would be subject to inherent uncertainties, and a future unfavorable ruling could occur. No loss accrual had been recorded as of June 30, 2025 or December 31, 2024 related to this litigation.

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

11.     EQUITY PLANS AND SHARE REPURCHASE PROGRAM

Stock-Based Compensation Plans

We maintain the Amended and Restated Fortinet, Inc. 2009 Equity Incentive Plan (the “Amended Plan”) pursuant to which we have granted RSUs, stock options and PSUs. As of June 30, 2025, there were a total of 48.9 million shares of common stock available for grant under the Amended Plan.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock Units

The following table summarizes the activity and related information for RSUs for the periods presented below (in millions, except per share amounts):

	Restricted Stock Units Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance—December 31, 2024	8.4	$64.70
Granted	2.3	108.63
Forfeited	(0.5)	73.71
Vested	(2.1)	59.07
Balance—June 30, 2025	8.1	$78.72

Stock compensation expense is recognized on a straight-line basis over the vesting period of each RSU. As of June 30, 2025, total compensation expense related to unvested RSUs granted to employees and non-employees under the Amended Plan, but not yet recognized, was $574.6 million, with a weighted-average remaining vesting period of 2.9 years.

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

The following table summarizes the activity and related information for PSUs for the periods presented below (in millions, except per share amounts):

	Performance Stock Units Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance—December 31, 2024	0.4	$94.93
Granted	0.1	168.93
Forfeited	(0.1)	113.36
Vested	(0.2)	91.19
Balance—June 30, 2025	0.2	$118.43

As of June 30, 2025, total compensation expense related to unvested PSUs that were granted to certain of our executives, but not yet recognized, was $30.0 million. This expense is expected to be amortized on a graded vesting method over a weighted-average vesting period of 2.3 years.

RSUs and PSUs settle into shares of common stock upon vesting. Upon the vesting of the RSUs and PSUs, we net-settle the RSUs and PSUs and withhold a portion of the shares to satisfy employee withholding tax requirements. The payment of the withheld taxes to the tax authorities is reflected as a financing activity within the condensed consolidated statements of cash flows.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes the number and value of the shares withheld for employee taxes (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Shares withheld for taxes	0.2	0.3	0.7	0.9
Amount withheld for taxes	$23.4	$20.2	$77.2	$63.1

Employee Stock Options

The following table summarizes the weighted-average assumptions relating to our employee stock options:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Expected term in years	4.5	4.5	4.5	4.5
Volatility	41.4%	41.9%	41.6%	42.8%
Risk-free interest rate	4.1%	4.4%	4.2%	4.3%
Dividend rate	—%	—%	—%	—%

The following table summarizes the stock option activity and related information for the periods presented below (in millions, except exercise prices and contractual life):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance—December 31, 2024	8.7	$37.81	3.1	$493.8
Granted	0.6	108.90
Forfeited	(0.1)	71.07
Exercised	(1.5)	20.63
Balance—June 30, 2025	7.7	$46.82
Options vested and expected to vest—June 30, 2025	7.7	$46.82	3.3	$458.5
Options exercisable—June 30, 2025	5.8	$36.34	2.5	$404.9

The aggregate intrinsic value represents the difference between the exercise price of stock options and the quoted market price of our common stock at the date of the balance sheet for all in-the-money stock options. Stock compensation expense is recognized on a straight-line basis over the vesting period of each stock option. As of June 30, 2025, total compensation expense related to unvested stock options granted to employees but not yet recognized was $57.3 million, with a weighted-average remaining vesting period of 2.8 years.

Additional information related to our stock options is summarized below (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Weighted-average fair value per share granted	$41.05	$24.93	$43.83	$26.79
Intrinsic value of options exercised	$28.9	$18.1	$131.2	$69.9
Fair value of options vested	$5.5	$6.5	$15.0	$18.6

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation Expense

Stock-based compensation expense, including stock-based compensation expense related to awards classified as liabilities, is included in costs and expenses (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Cost of product revenue	$0.5	$0.4	$1.0	$0.9
Cost of service revenue	7.0	6.5	13.5	12.7
Research and development	25.1	21.3	48.1	41.1
Sales and marketing	29.7	25.9	56.2	52.6
General and administrative	7.6	10.2	18.0	20.0
Total stock-based compensation expense	$69.9	$64.3	$136.8	$127.3

The following table summarizes stock-based compensation expense, including stock-based compensation expense related to awards classified as liabilities, by award type (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
RSUs	$60.8	$54.0	$117.1	$106.0
Stock options	6.8	7.1	13.4	14.4
PSUs	2.3	3.2	6.3	6.9
Total stock-based compensation expense	$69.9	$64.3	$136.8	$127.3

Total income tax benefit associated with stock-based compensation that is recognized in the condensed consolidated statements of income is (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Income tax benefit associated with stock-based compensation	$15.3	$14.3	$30.0	$28.2

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

During the three and six months ended June 30, 2025, we repurchased 4.6 million shares of our common stock under the Repurchase Program in open-market transactions, at a weighted-average price of $87.89 per share, for an aggregate purchase price of $401.1 million, which excludes a $0.8 million accrual related to the 1% excise tax imposed by the Inflation Reduction Act of 2022. As of June 30, 2025, approximately $1.63 billion remained available for future share repurchases under the Repurchase Program.

12.    INCOME TAXES

Our effective tax rate was 15% for the three months ended June 30, 2025, compared to an effective tax rate of 16% for the same period last year. Our effective tax rate was 17% for the six months ended June 30, 2025, compared to an effective tax rate of 14% for the same period last year. The tax rates for the three months ended June 30, 2025 and 2024 were comprised of U.S. federal and state taxes, withholding taxes and foreign taxes that amounted to $114.6 million and $109.9 million,

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

respectively. The tax rate for the three months ended June 30, 2025 included a tax benefit of $25.1 million from the foreign-derived intangible income (“FDII”) deduction, and excess tax benefits from stock-based compensation expense of $12.4 million. The tax rate for the three months ended June 30, 2024 was impacted by a tax benefit of $27.2 million from the FDII deduction, and excess tax benefits from stock-based compensation expense of $6.2 million.

The tax rates for the six months ended June 30, 2025 and 2024 were composed of U.S. federal and state taxes, withholding taxes and foreign taxes that amounted to $243.2 million and $191.3 million, respectively. The tax rate for the six months ended June 30, 2025 included a tax provision of $30.6 million related to the derecognition of deferred tax assets from the business combination with Linksys, a tax benefit of $50.9 million from the FDII deduction, and excess tax benefits from stock-based compensation expense of $49.3 million. The tax rate for the six months ended June 30, 2024 was impacted by a tax benefit of $50.8 million from the FDII deduction, and excess tax benefits from stock-based compensation expense of $24.5 million.

As of June 30, 2025 and December 31, 2024, unrecognized tax benefits were $83.0 million and $75.9 million, respectively. If recognized, $67.6 million of the unrecognized tax benefits as of June 30, 2025 would favorably affect our effective tax rate. It is our policy to include accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2025 and December 31, 2024, accrued interest and penalties were $10.8 million and $8.8 million, respectively.

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

In December 2021, the Organisation for Economic Co-operation and Development (the “OECD”) enacted model rules for a new global minimum tax framework (“BEPS Pillar Two”), and various governments around the world have enacted, or are in the process of enacting, legislation on this. The OECD continues to release additional guidance on these rules. Based on the enacted laws, BEPS Pillar Two has no impact to our effective tax rate or cash flows for the six months ended June 30, 2025. We will continue to evaluate the impact of these tax law changes on future reporting periods.

13.     DEFINED CONTRIBUTION PLANS

Our tax-deferred savings plan under our 401(k) Plan permits participating U.S. employees to contribute a portion of their pre-tax or after-tax earnings. In Canada, we have a Group Registered Retirement Savings Plan Program (the “RRSP”), which permits participants to make pre-tax contributions. Our board of directors approved 50% matching contributions on employee contributions up to 4% of each employee’s eligible earnings. Our matching contributions to our 401(k) Plan and the RRSP for the three months ended June 30, 2025 and 2024 were $5.1 million and $4.3 million, respectively. Our matching contributions to our 401(k) Plan and the RRSP for the six months ended June 30, 2025 and 2024 were $10.7 million and $10.6 million, respectively.

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

The following table reflects certain financial data for our reportable segment (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Total revenue	$1,630.0	$1,434.3	$3,169.7	$2,787.6
Less:
Cost of product revenue	165.9	155.1	315.8	337.9
Cost of service revenue	149.0	119.9	292.2	241.8
Research and development expense	209.5	165.4	408.1	338.4
Other sales and marketing expense (1)	483.7	403.2	923.4	815.8
Commission expense	108.3	98.1	211.3	186.6
General and administrative expense	56.9	56.6	114.7	111.0
Other segment items (2)	60.5	20.3	142.9	39.0
Provision for income taxes	77.1	76.5	173.6	116.0
Net income	$440.1	$379.8	$873.5	$679.1
(1) Excludes commission expense.
(2) The following table presents other segment items (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Gain on intellectual property matters	$1.3	$1.2	$7.6	$2.3
Interest income	45.0	38.3	89.3	70.5
Interest expense	(4.6)	(5.0)	(9.5)	(10.1)
Other income (expense)—net	18.9	(2.2)	45.0	(5.1)
Gain (loss) from equity method investments	(0.1)	(12.0)	10.5	(18.6)
Total other segment items	$60.5	$20.3	$142.9	$39.0

The following table presents other segment information (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Significant non-cash items:
Stock‐based compensation expense	$69.9	$64.3	$136.8	$127.3
Depreciation and amortization expense	38.3	29.2	74.1	57.8

Total assets	$10,641.4	$8,052.9	$10,641.4	$8,052.9
Purchases of property and equipment	$167.8	$23.1	$234.3	$245.0

Revenue by geographic region is based on the billing address of our customers. The following tables set forth revenue and property and equipment—net by geographic region (in millions):

	Three Months Ended		Six Months Ended
Revenue	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Americas:
United States	$473.0	$435.7	$928.4	$842.8
Other Americas	185.8	159.6	360.2	309.5
Total Americas	658.8	595.3	1,288.6	1,152.3
Europe, Middle East and Africa (“EMEA”)	667.1	565.2	1,295.5	1,104.6
Asia Pacific (“APAC”)	304.1	273.8	585.6	530.7
Total revenue	$1,630.0	$1,434.3	$3,169.7	$2,787.6

Property and Equipment—net	June 30, 2025	December 31, 2024
Americas:
United States	$1,009.6	$993.5
Canada	316.2	216.8
Latin America	4.1	4.4
Total Americas	1,329.9	1,214.7
EMEA	145.2	73.3
APAC	69.7	61.5
Total property and equipment—net	$1,544.8	$1,349.5

The following distributors accounted for 10% or more of our revenue:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Distributor A	27%	30%	27%	29%
Distributor B	15%	16%	15%	15%
Distributor C	12%	14%	12%	13%

The following distributors accounted for 10% or more of net accounts receivable:

	June 30, 2025	December 31, 2024
Distributor A	27%	31%
Distributor B	13%	14%
Distributor C	9%	10%

15.     SUBSEQUENT EVENTS

One Big Beautiful Bill Act

On July 4, 2025, H.R. 1, An Act to Provide for Reconciliation Pursuant to Title II of House Concurrent Resolution 14 (the “Act”), commonly referred to as the One Big Beautiful Bill Act, was enacted. The Act makes permanent certain elements of the Tax Cuts and Jobs Act, including immediate expensing of U.S. research and development expenditures, immediate expensing of certain eligible assets, and various modifications to the international tax framework. We are evaluating the impact of the Act on our consolidated financial statements, but our preliminary analysis indicates that our cash tax payments for 2025 could be reduced by approximately $100 million to $150 million and our GAAP effective tax rate for 2025 could increase by approximately 1 point as a result of the provisions of the Act.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share Repurchase Program

Subsequent to June 30, 2025 through the filing of this Quarterly Report on Form 10-Q, we repurchased 1.0 million shares of our common stock at an average price of $72.29 per share, for an aggregate purchase price of $71.2 million, under the Repurchase Program. As of the filing of this Quarterly Report on Form 10-Q, approximately $1.56 billion remained available for future share repurchases through February 28, 2026 under the Repurchase Program.

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

•drivers of long-term growth and operating leverage, such as pricing of our products and services, sales productivity, pipeline and capacity, functionality, value and technology improvements in our product and service offerings;

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

•expectations regarding our gross margins and operating expenses for 2025;

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

Business Overview

Fortinet is a leader in cybersecurity, driving the convergence of networking and security. Our mission is to secure people, devices and data everywhere. Our integrated platform, the Fortinet Security Fabric, spans secure networking, unified SASE and AI-driven security operations (“SecOps”). As of June 30, 2025, our end-customers were located in over 100 countries and included enterprises across a wide variety of market verticals, including financial services, retail, healthcare and operational technology (“OT”) market verticals, communication and security service providers, and government organizations. As a global company headquartered in Sunnyvale, California, our research and development is centered in the United States and Canada with a global footprint of support and centers of excellence around the world. As of June 30, 2025, we held 1,067 U.S. patents and 1,401 global patents, including 288 AI-related patents. We have been recognized in over 140 enterprise analyst reports demonstrating both our vision and execution across security and networking products.

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

•AI-Driven Security Operations (SecOps)—Our AI-Driven SecOps portfolio provides a comprehensive suite of cybersecurity solutions that identify, protect, detect, respond and recover from threats, all integrated within the Fortinet Security Fabric. At the core is FortiAnalyzer, which serves as the central SOC platform with its unified data lake that provides built-in Security information and event management (“SIEM”), Security, orchestration, automation, and response (“SOAR”), XDR and threat intelligence, enabling centralized visibility, analytics and automation with complete control. FortiSIEM delivers robust security information and event management for more advanced SOC requirements, while FortiSOAR enables automated orchestration and playbook-driven response. This solution set also includes FortiEDR, FortiXDR, FortiNDR, FortiSandbox, FortiDeceptor, FortiDLP and FortiRecon, helping organizations achieve defense in depth, ensuring attackers face multiple layers of detection and mitigation across endpoints, networks, and applications. To bolster their security posture, organizations contending with staff shortages can tap into FortiGuard services, including SOC-as-a-Service, Managed detection and response, Security Posture Assessment and Incident Response. Finally, FortiAI generative AI assistance streamlines operations, helping security teams stay ahead of an ever-evolving threat landscape.

FortiGuard Labs is our cybersecurity threat intelligence and research organization comprised of experienced threat hunters, researchers, analysts, engineers and data scientists who develop and utilize Machine Learning (“ML”) and AI technologies to provide timely protection updates and actionable threat intelligence for the benefit of our customers. Using millions of global network sensors, FortiGuard Labs monitors the worldwide attack surface and employs AI to mine that data for new threats.

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

Additionally, we are committed to addressing the cybersecurity skills shortage through training and certification programs for customers, partners and employees. The Fortinet Training Institute’s ecosystem of public and private partnerships around the world extend to industry, academia, government and nonprofits to ensure we are reaching and increasing access of our cybersecurity certifications and training to all populations. The Fortinet Training Institute has issued approximately two million certifications to date.

Financial Highlights

•Total revenue was $1.63 billion and $3.17 billion during the three and six months ended June 30, 2025, an increase of 14% in each period, compared to $1.43 billion and $2.79 billion in the same periods last year. Product revenue was $508.9 million and $968.0 million during the three and six months ended June 30, 2025, an increase of 13% and 12%, respectively, compared to $451.9 million and $860.8 million in the same periods last year. Service revenue was $1.12 billion and $2.20 billion during the three and six months ended June 30, 2025, an increase of 14% in each period, compared to $982.4 million and $1.93 billion in the same periods last year.

•Total gross profit was $1.32 billion and $2.56 billion during the three and six months ended June 30, 2025, an increase of 13% and 16%, respectively, compared to $1.16 billion and $2.21 billion in the same periods last year.

•Total gross margin was 80.7% and 80.8% during the three and six months ended June 30, 2025, a decrease of 0.1 percentage points and an increase of 1.6 percentage points, respectively, compared to 80.8% and 79.2% in the same periods last year.

•Operating income was $458.0 million and $911.8 million and during the three and six months ended June 30, 2025, an increase of 5% and 20%, respectively, compared to $437.2 million and $758.4 million in the same periods last year.

•Operating margin was 28.1% and 28.8% during the three and six months ended June 30, 2025, a decrease of 2.4 percentage points and an increase of 1.6 percentage points, respectively, compared to 30.5% and 27.2% in the same periods last year.

•Cash, cash equivalents, short-term and long-term investments were $4.67 billion as of June 30, 2025.

•Deferred revenue was $6.57 billion, including short-term deferred revenue of $3.41 billion, as of June 30, 2025.

•Cash flows from operating activities were $1.32 billion during the six months ended June 30, 2025, an increase of $142.8 million, or 12%, compared to the same period last year.

Revenue continues to be diversified globally, which remains a key strength of our business. During the three months ended June 30, 2025, the EMEA region, the Americas region and the APAC region contributed 41%, 40% and 19% of our total revenue, respectively, and increased 18%, 11% and 11% compared to the same period last year, respectively. During the six months ended June 30, 2025, EMEA, the Americas and APAC regions contributed 41%, 41% and 18% of our total revenue, respectively, and increased by 17%, 12% and 10% compared to the same period last year, respectively.

Product revenue increased 13% and 12% during the three and six months ended June 30, 2025, respectively, compared to the same periods last year. We experienced product revenue growth across our hardware products and software licensing, mainly benefited from growth in secure networking hardware products and term licenses. We expect our product revenue to continue to grow for the remainder of 2025.

Service revenue growth during the three and six months ended June 30, 2025 was 14% in each period, as compared to the same periods last year, primarily driven by the strength of our security subscription revenue, which grew 15% and 16%, respectively. The increase was primarily due to the recognition of service revenue from our growing deferred revenue balance related to FortiGuard and other security subscriptions delivered to on-premise and cloud-based environments and strength in unified SASE and SecOps. We expect our service revenue to continue to grow for the remainder of 2025, with growth opportunities that include unified SASE and SecOps offerings as well as the year over year increase in current deferred revenue.

Our billings were diversified on a geographic basis. During the three months ended June 30, 2025, seven countries represented approximately 50% of our billings and the remaining approximately 50% in the aggregate were from over 100 countries that each individually contributed less than 3% of our billings.

Total gross margin decreased 0.1 percentage points during the three months ended June 30, 2025 compared to the same period last year, primarily driven by increased cloud service costs, partially offset by the benefit from normalized inventory related reserves expense in comparison to elevated levels we saw in the same period in 2024. Total gross margin increased 1.6 percentage points during the six months ended June 30, 2025 compared to the same period last year, primarily driven by increased product gross margin benefiting from lower impact of inventory reserves expense in comparison to the first half of 2024. Our overall gross margin for the full year of 2025 will be impacted by service and product revenue mix and their respective gross margins. We do not expect our product gross margin to significantly change for the full year 2025 as compared to 2024. We expect our service gross margin to decrease for the full year of 2025 compared to 2024, as we expand our data center footprint and colocation and cloud hosting capacity to support the growth in our unified SASE and SecOps offerings. We currently do not expect the U.S. tariffs to have a meaningful impact on our gross margin. If tariffs increase in the future, we expect any resulting impact on our gross margin to mostly be on our hardware sales to U.S. customers.

Operating expenses as a percentage of revenue increased 2.3 and 0.1 percentage points during the three and six months ended June 30, 2025, respectively, compared to the same periods last year, mainly driven by an increase in personnel-related costs in research and development and sales and marketing. Headcount increased to 14,898 employees as of June 30, 2025, a 10% increase compared to 13,527 as of June 30, 2024.

Operating margin decreased 2.4 percentage points during the three months ended June 30, 2025, as a result of increase in operating expenses as a percentage of revenue and decreased gross margin. Operating margin increased 1.6 percentage points during the six months ended June 30, 2025, as a result of improvement in gross margin. We expect our operating margin to decrease for the full year of 2025 compared to 2024 as we grow our sales and marketing and research and development workforce organically and through acquisitions, increase our product development investments, and expand our data center footprint and our colocation and cloud hosting capacity to support business growth. In addition, we expect higher operating expenses driven in part by the weakening of the U.S. dollar compared to foreign currencies, as a portion of our expenses are incurred and paid in currencies other than the U.S. dollar.

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

	Three Months Ended Or As Of
	June 30, 2025	June 30, 2024
	(in millions)
Revenue	$1,630.0	$1,434.3
Deferred revenue	$6,567.6	$5,896.2
Billings (non-GAAP)	$1,778.4	$1,540.6
Net cash provided by operating activities	$451.9	$342.0
Free cash flow (non-GAAP)	$284.1	$318.9

Deferred revenue. Our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue. The majority of our deferred revenue balance consists of the unrecognized portion of service revenue from FortiGuard and other security subscriptions and FortiCare technical support service contracts, which is recognized as revenue ratably over the service term. We monitor our deferred revenue balance, short-term and total deferred revenue growth and the mix of short-term and long-term deferred revenue because deferred revenue represents a significant portion of free cash flow and of revenue to be recognized in future periods. Deferred revenue was $6.57 billion as of June 30, 2025, an increase of $206.7 million, or 3%, from December 31, 2024. Short-term deferred revenue was $3.41 billion as of June 30, 2025, an increase of $136.3 million, or 4%, from December 31, 2024.

Billings (non-GAAP). We define billings as revenue recognized in accordance with GAAP plus the change in deferred revenue from the beginning to the end of the period less any deferred revenue balances acquired from business combination(s) during the period. We consider billings to be a useful metric for management and investors because billings drive current and future revenue, which is an important indicator of the health and viability of our business and cash flows. There are a number of limitations related to the use of billings instead of GAAP revenue. First, billings include amounts that have not yet been recognized as revenue and are impacted by the term of security and support agreements. Second, we may calculate billings in a manner that is different from peer companies that report similar financial measures. Management accounts for these limitations by providing specific information regarding GAAP revenue and evaluating billings together with GAAP revenue. Total billings were $1.78 billion for the three months ended June 30, 2025, an increase of 15% compared to $1.54 billion in the same period last year.

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

A reconciliation of revenue, the most directly comparable financial measure calculated and presented in accordance with GAAP, to billings is provided below:

	Three Months Ended
	June 30, 2025	June 30, 2024
	(in millions)
Billings:
Revenue	$1,630.0	$1,434.3
Add: Change in deferred revenue	149.2	106.3
Less: Deferred revenue balance acquired in business combinations	(0.8)	—
Total billings (non-GAAP)	$1,778.4	$1,540.6

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

	Three Months Ended
	June 30, 2025	June 30, 2024
	(in millions)
Free Cash Flow:
Net cash provided by operating activities	$451.9	$342.0
Less: Purchases of property and equipment	(167.8)	(23.1)
Free cash flow (non-GAAP)	$284.1	$318.9
Net cash used in investing activities	$(266.2)	$(50.1)
Net cash used in financing activities	$(414.2)	$(14.0)

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

There were no material changes to our critical accounting policies and estimates as of and for the six months ended June 30, 2025, as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K filed with the SEC on February 21, 2025 (the “Form 10-K”).

See Note 1 of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.

Results of Operations

Three Months Ended June 30, 2025 and 2024

Revenue

	Three Months Ended
	June 30, 2025		June 30, 2024
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	(in millions, except percentages)
Revenue:
Product	$508.9	31%	$451.9	32%	$57.0	13%
Service	1,121.1	69	982.4	68	138.7	14
Total revenue	$1,630.0	100%	$1,434.3	100%	$195.7	14%
Revenue by geography:
Americas	$658.8	40%	$595.3	42%	$63.5	11%
EMEA	667.1	41	565.2	39	101.9	18
APAC	304.1	19	273.8	19	30.3	11
Total revenue	$1,630.0	100%	$1,434.3	100%	$195.7	14%

Total revenue increased $195.7 million, or 14%, during the three months ended June 30, 2025 compared to the same period last year. We continued to experience diversification of revenue geographically, and across customer and industry verticals. Revenue from all regions grew, with EMEA contributing the largest portion of the increase on an absolute dollar basis and on a percentage basis.

Product revenue increased $57.0 million, or 13%, during the three months ended June 30, 2025 compared to the same period last year. We experienced product revenue growth across our hardware products and software licensing, mainly driven by growth in secure networking hardware products and term licenses.

Service revenue increased $138.7 million, or 14%, during the three months ended June 30, 2025 compared to the same period last year. Security subscription revenue increased $85.7 million, or 15%, and technical support and other services revenue increased $53.0 million, or 13%, during the three months ended June 30, 2025 compared to the same period last year. The increase was primarily due to the recognition of revenue from our growing deferred revenue balance related to FortiGuard and other security subscriptions delivered to on-premise and cloud-based environments and growth in SaaS solutions, including unified SASE and SecOps.

Of the service revenue recognized during the three months ended June 30, 2025, 90% was included in the deferred revenue balance as of March 31, 2025. Of the service revenue recognized during the three months ended June 30, 2024, 90% was included in the deferred revenue balance as of March 31, 2024.

Cost of revenue and gross margin

	Three Months Ended
	June 30, 2025	June 30, 2024	Change	% Change
	(in millions, except percentages)
Cost of revenue:
Product	$165.9	$155.1	$10.8	7%
Service	149.0	119.9	29.1	24
Total cost of revenue	$314.9	$275.0	$39.9	15%
Gross margin (%):
Product	67.4%	65.7%
Service	86.7	87.8
Total gross margin	80.7%	80.8%

Total gross margin decreased 0.1 percentage points during the three months ended June 30, 2025 compared to the same period last year, primarily driven by decreased service gross margin, partially offset by increased product gross margin.

Product gross margin increased 1.7 percentage points during the three months ended June 30, 2025 compared to the same period last year, as inventory related reserves expense normalized from the elevated levels we saw in the first half of 2024. Cost of product revenue was comprised primarily of third-party contract manufacturers’ costs, and costs of materials used in production.

Service gross margin decreased 1.1 percentage points during the three months ended June 30, 2025 compared to the same period last year, primarily driven by an increase in cloud service costs as a result of our acquisitions and investment in data centers, partially offset by service revenue growth outpacing labor, replacement, and repair costs increase. Cost of service revenue was comprised primarily of personnel-related costs, replacement and repair costs, cloud services costs from data centers, colocation provider and cloud providers, infrastructure, software and delivery costs, and facility-related costs.

Operating expenses

	Three Months Ended				Change	% Change
	June 30, 2025		June 30, 2024
	Amount	% of Revenue	Amount	% of Revenue
	(in millions, except percentages)
Operating expenses:
Research and development	$209.5	13%	$165.4	12%	$44.1	27%
Sales and marketing	592.0	36	501.3	35	90.7	18
General and administrative	56.9	4	56.6	4	0.3	1
Gain on intellectual property matters	(1.3)	—	(1.2)	—	(0.1)	8
Total operating expenses	$857.1	53%	$722.1	50%	$135.0	19%
Percentages have been rounded for presentation purposes and may differ from unrounded results.
Research and development

Research and development expense increased $44.1 million, or 27%, during the three months ended June 30, 2025 compared to the same period last year, primarily due to an increase of $31.3 million in personnel-related costs as a result of increased headcount and compensation rates to support the development of new products and continued enhancements to our existing products and the impact of the recent acquisitions. In addition, non-personnel-related product development costs increased $12.1 million. We currently intend to continue investing in our research and development organization, and expect research and development expense to increase in absolute dollars year over year during the remainder of 2025.

Sales and marketing

Sales and marketing expense increased $90.7 million, or 18%, during the three months ended June 30, 2025 compared to the same period last year, primarily due to an increase of $71.8 million in personnel-related costs, an increase of $7.0 million in marketing program and related expenses and unfavorable impact of foreign currency fluctuations. We currently intend to continue to make investments in sales and marketing resources, which are critical to support our future growth, and expect our sales and marketing expense to increase in absolute dollars year over year during the remainder of 2025.

General and administrative

General and administrative expense remained flat during the three months ended June 30, 2025 compared to the same period last year. We currently expect general and administrative expense to increase in absolute dollars year over year during the remainder of 2025.

Operating income and margin

We generated operating income of $458.0 million during the three months ended June 30, 2025, an increase of $20.8 million, or 5%, compared to $437.2 million in the same period last year. Operating margin was 28.1% during the three months ended June 30, 2025, compared to 30.5% in the same period last year. The 2.4 percentage points decrease in operating margin was primarily due to 1.4 and 1.3 percentage points increases in research and development expense and sales and marketing expense as a percentage of revenue, respectively, and 0.1 percentage points decrease in gross margin, partially offset by 0.4 percentage points decrease in general and administrative expense as a percentage of revenue.

Interest income, interest expense and other income (expense)—net

	Three Months Ended
	June 30, 2025	June 30, 2024	Change	% Change
	(in millions, except percentages)
Interest income	$45.0	$38.3	$6.7	17%
Interest expense	$(4.6)	$(5.0)	$0.4	(8)%
Other income (expense)—net	$18.9	$(2.2)	$21.1	(959)%

Interest income increased $6.7 million during the three months ended June 30, 2025 compared to the same period last year, primarily as a result of higher investment balances. Interest income varies depending on our average investment balances during the period, types and mix of investments, and interest rates. Interest expense remained comparatively flat during the three months ended June 30, 2025 compared to the same period last year. The $21.1 million change in other income (expense)—net during the three months ended June 30, 2025 compared to the same period last year, was primarily due to a $11.6 million gain on marketable equity securities and a $7.6 million increase in foreign currency exchange gains.

Provision for income taxes

	Three Months Ended		Change	% Change
	June 30, 2025	June 30, 2024
	(in millions, except percentages)
Provision for income taxes	$77.1	$76.5	$0.6	1%
Effective tax rate (%)	15%	16%

Our effective tax rate was 15% for the three months ended June 30, 2025 compared to an effective tax rate of 16% for the same period last year. The provision for income taxes for the three months ended June 30, 2025 was primarily comprised of U.S. federal and state taxes, withholding taxes and foreign taxes totaling $114.6 million, which was favorably affected by a tax benefit of $25.1 million from the foreign-derived intangible income deduction (the “FDII deduction”) and excess tax benefits from stock-based compensation expense of $12.4 million.

The provision for income taxes for the three months ended June 30, 2024 was comprised of U.S. federal and state taxes, withholding taxes, and foreign taxes totaling $109.9 million, which were favorably affected by a tax benefit of $27.2 million from the FDII deduction and excess tax benefits from stock-based compensation expense of $6.2 million.

On July 4, 2025, H.R. 1, the Act, commonly referred to as the One Big Beautiful Bill Act, was enacted. The Act makes permanent certain elements of the Tax Cuts and Jobs Act, including immediate expensing of U.S. research and development expenditures, immediate expensing of certain eligible assets, and various modifications to the international tax framework. We are evaluating the impact of the Act on our consolidated financial statements, but our preliminary analysis indicates that our cash tax payments for 2025 could be reduced by approximately $100 million to $150 million and our GAAP effective tax rate for 2025 could increase by approximately 1 point as a result of the provisions of the Act.

Loss from equity method investments

	Three Months Ended		Change	% Change
	June 30, 2025	June 30, 2024

	(in millions, except percentages)
Loss from equity method investments	$(0.1)	$(12.0)	$11.9	(99)%

Loss from equity method investments decreased $11.9 million during the three months ended June 30, 2025 compared to the same period last year was primarily driven by an $8.0 million other-than-temporary impairment (“OTTI”) charge and a $3.8 million loss due to our proportionate share of Linksys’ financial results including our share of the amortization of the basis differences during the three months ended June 30, 2024.

Six Months Ended June 30, 2025 and 2024

Revenue

	Six Months Ended
	June 30, 2025		June 30, 2024
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	(in millions, except percentages)
Revenue:
Product	$968.0	31%	$860.8	31%	$107.2	12%
Service	2,201.7	69	1,926.8	69	274.9	14
Total revenue	$3,169.7	100%	$2,787.6	100%	$382.1	14%
Revenue by geography:
Americas	$1,288.6	41%	$1,152.3	41%	$136.3	12%
EMEA	1,295.5	41	1,104.6	40	190.9	17
APAC	585.6	18	530.7	19	54.9	10
Total revenue	$3,169.7	100%	$2,787.6	100%	$382.1	14%

Total revenue increased $382.1 million, or 14%, during the six months ended June 30, 2025 compared to the same period last year. We continued to experience diversification of revenue geographically, and across customer and industry verticals. Revenue from all regions grew, with EMEA contributing the largest portion of the increase on an absolute dollar basis and on a percentage basis.

Product revenue increased $107.2 million, or 12%, during the six months ended June 30, 2025 compared to the same period last year. We experienced product revenue growth across our hardware products and software licensing mainly benefited from growth in secure networking hardware products and term licenses.

Service revenue increased $274.9 million, or 14%, during the six months ended June 30, 2025 compared to the same period last year. Security subscription revenue increased $171.9 million, or 16%, and technical support and other services revenue increased $103.0 million, or 12%, during the six months ended June 30, 2025 compared to the same period last year. The increase was primarily due to the recognition of revenue from our growing deferred revenue balance related to FortiGuard and other security subscriptions delivered to on-premise and cloud-based environments and growth in SaaS solutions, including unified SASE and SecOps.

Of the service revenue recognized during the six months ended June 30, 2025, 84% was included in the deferred revenue balance as of December 31, 2024. Of the service revenue recognized during the six months ended June 30, 2024, 84% was included in the deferred revenue balance as of December 31, 2023.

Cost of revenue and gross margin

	Six Months Ended
	June 30, 2025	June 30, 2024	Change	% Change
	(in millions, except percentages)
Cost of revenue:
Product	$315.8	$337.9	$(22.1)	(7)%
Service	292.2	241.8	50.4	21
Total cost of revenue	$608.0	$579.7	$28.3	5%
Gross margin (%):
Product	67.4%	60.7%
Service	86.7	87.5
Total gross margin	80.8%	79.2%

Total gross margin increased 1.6 percentage points during the six months ended June 30, 2025 compared to the same period last year, primarily driven by increased product gross margin.

Product gross margin increased 6.7 percentage points during the six months ended June 30, 2025 compared to the same period last year, as inventory related reserves expense normalized from the elevated levels we saw in the first half of 2024. Cost of product revenue was comprised primarily of third-party contract manufacturers’ costs and costs of materials used in production.

Service gross margin decreased 0.8 percentage points during the six months ended June 30, 2025 compared to the same period last year, primarily due to an increase in cloud service costs, partially offset by service revenue growth outpacing labor, replacement, and repair costs increase. Cost of service revenue was comprised primarily of personnel-related costs, replacement and repair costs, cloud services costs from data centers, colocation provider and cloud providers, infrastructure, software and delivery costs, and facility-related costs.

Operating expenses

	Six Months Ended				Change	% Change
	June 30, 2025		June 30, 2024
	Amount	% of Revenue	Amount	% of Revenue
	(in millions, except percentages)
Operating expenses:
Research and development	$408.1	13%	$338.4	12%	$69.7	21%
Sales and marketing	1,134.7	36	1,002.4	36	132.3	13
General and administrative	114.7	4	111.0	4	3.7	3
Gain on intellectual property matters	(7.6)	—	(2.3)	—	(5.3)	230
Total operating expenses	$1,649.9	52%	$1,449.5	52%	$200.4	14%

Percentages have been rounded for presentation purposes and may differ from unrounded results.
Research and development

Research and development expense increased $69.7 million, or 21%, during the six months ended June 30, 2025 compared to the same period last year, primarily due to an increase of $52.0 million in personnel-related costs as a result of increased headcount and compensation rates to support the development of new products and continued enhancements to our existing products and the impact of the recent acquisitions. In addition, non-personnel-related product development costs increased $19.3 million.

Sales and marketing

Sales and marketing expense increased $132.3 million, or 13%, during the six months ended June 30, 2025 compared to the same period last year, primarily due to an increase of $100.2 million in personnel-related costs. In addition, marketing program and related expenses increased $12.5 million and amortization expense of certain intangible assets increased $9.2 million.

General and administrative

General and administrative expense increased $3.7 million, or 3%, during the six months ended June 30, 2025 compared to the same period last year, primarily due to an increase of $2.7 million in personnel-related costs and an increase of $1.0 million in subscriptions and other expense.

Operating income and margin

We generated operating income of $911.8 million during the six months ended June 30, 2025, an increase of $153.4 million, or 20%, compared to $758.4 million in the same period last year. Operating margin was 28.8% during the six months ended June 30, 2025, compared to 27.2% in the same period last year. The 1.6 percentage points increase in operating margin was primarily due to 1.6 percentage points increase in gross margin.

Interest income, interest expense and other income (expense)—net

	Six Months Ended
	June 30, 2025	June 30, 2024	Change	% Change
	(in millions, except percentages)
Interest income	$89.3	$70.5	$18.8	27%
Interest expense	$(9.5)	$(10.1)	$0.6	(6)%
Other income (expense)—net	$45.0	$(5.1)	$50.1	(982)%

Interest income increased $18.8 million during the six months ended June 30, 2025 compared to the same period last year, primarily as a result of investment balances. Interest income varies depending on our average investment balances during the period, types and mix of investments, and interest rates. Interest expense remained comparatively flat during the six months ended June 30, 2025 compared to the same period last year. The $50.1 million change in other income (expense)—net during the six months ended June 30, 2025 compared to the same period last year, was primarily due to a gain on bargain purchase of $39.9 million related to our acquisition of Linksys in the first quarter of 2025 and a $12.1 million increase in foreign currency exchange gains.

Provision for income taxes

	Six Months Ended		Change	% Change
	June 30, 2025	June 30, 2024
	(in millions, except percentages)
Provision for income taxes	$173.6	$116.0	$57.6	50%
Effective tax rate (%)	17%	14%

Our effective tax rate was 17% for the six months ended June 30, 2025 compared to an effective tax rate of 14% for the same period last year. The provision for income taxes for the six months ended June 30, 2025 was primarily comprised of U.S. federal and state taxes, withholding taxes and foreign taxes that were $243.2 million and a tax provision of $30.6 million related to the derecognition of deferred tax assets from the business combination with Linksys. This provision for income taxes was favorably affected by a tax benefit of $50.9 million from the FDII deduction, and excess tax benefits from stock-based compensation expense of $49.3 million.

The provision for income taxes for the six months ended June 30, 2024 was comprised of U.S. federal and state taxes, withholding taxes, and foreign taxes that were $191.3 million, which were favorably affected by a tax benefit of $50.8 million from the FDII deduction, and excess tax benefits from stock-based compensation expense of $24.5 million.

Gain (loss) from equity method investments

	Six Months Ended		Change	% Change
	June 30, 2025	June 30, 2024

	(in millions, except percentages)
Gain (loss) from equity method investments	$10.5	$(18.6)	$29.1	(156)%

The $29.1 million change in gain (loss) from equity method investments during the six months ended June 30, 2025 compared to the same period last year was primarily driven by a $10.8 million gain related to our acquisition of Linksys in the first quarter of 2025 and a $10.2 million loss due to our proportionate share of Linksys’ financial results including our share of the amortization of the basis differences and an OTTI charge of $8.0 million during the six months ended June 30, 2024.

Liquidity and Capital Resources

	As of
	June 30, 2025	December 31, 2024
	(in millions)
Cash and cash equivalents	$3,368.5	$2,875.9
Short-term investments	1,194.4	1,190.6
Long-term investments	112.0	—
Total cash, cash equivalents and investments	$4,674.9	$4,066.5
Working capital	$1,569.2	$1,910.8

	Six Months Ended
	June 30, 2025	June 30, 2024
	(in millions)
Net cash provided by operating activities	$1,315.2	$1,172.4
Net cash used in investing activities	(377.0)	(320.4)
Net cash used in financing activities	(446.9)	(44.3)
Effect of exchange rate changes on cash and cash equivalents	1.3	(2.4)
Net increase in cash and cash equivalents	$492.6	$805.3

Liquidity and capital resources are primarily impacted by our operating activities, as well as real estate purchases, other capital expenditures and business acquisitions, repurchases of our common stock, payment of taxes in connection with the net settlement of equity awards and proceeds from the issuance of common stock and investment grade debt.

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

In October 2024, our board of directors approved a $1.0 billion increase in the authorized stock repurchase amount under the Repurchase Program and extended the term of the Repurchase Program to February 28, 2026, bringing the aggregate amount authorized to be repurchased to $8.25 billion of our outstanding common stock through February 28, 2026. During the six months ended June 30, 2025, we repurchased 4.6 million shares of common stock under the Repurchase program for an aggregate purchase price of $401.1 million. As of June 30, 2025, approximately $1.63 billion remained available for future share repurchases. Refer to Note 11. Equity Plans and Share Repurchase Program.

We expect to continue to increase our data centers, PoPs, office and warehouse capacity to support growth and the expansion of existing services or introduction of new services. As we purchase new properties, we will work to incorporate these properties into the environmental goals we have established. We estimate capital expenditures to be between approximately $146 million and $196 million in second half of 2025.

We believe that our cash provided by operating activities, together with our existing cash, cash equivalents and investments will be sufficient to meet our anticipated cash needs and do not currently intend to retire our Senior Notes early. Refer to Note 9. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the Senior Notes. As of June 30, 2025, the current portion of long-term debt and long-term debt, net of unamortized discount and debt issuance costs, were $995.3 million.

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

These inventory purchase commitments as of June 30, 2025 totaled $714.4 million, an increase of $123.3 million compared to $591.1 million as of December 31, 2024 due to fulfillment of customer demand as our supply availability improved and our continued efforts to work with contract manufacturers and suppliers to optimize our inventory and purchase commitments position. We record a liability for inventory purchase commitments in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of June 30, 2025 and December 31, 2024, the liability for these inventory purchase commitments was $41.9 million and $54.0 million, respectively, and was recorded in accrued liabilities on our condensed consolidated balance sheets.

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

We also have open purchase orders and contractual obligations in the ordinary course of business for which we have not received goods or services. As of June 30, 2025, we had $102.7 million in other contractual commitments having a remaining term in excess of one year that are non-cancelable.

There have been no significant changes to our leases as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

As of June 30, 2025, our cash, cash equivalents and short-term and long-term investments of $4.67 billion were invested primarily in deposit accounts, commercial paper, corporate debt securities, U.S. government and agency securities, certificates of deposit and term deposits, money market funds and marketable equity securities. It is our investment policy to invest excess cash in a manner that preserves capital, provides liquidity, and generates return without significantly increasing risk. We believe that we have sufficient liquidity to meet our operating requirements for at least the next 12 months and thereafter for the foreseeable future, including our foreseeable future supply obligations, debt repayment, capital expenditures and share repurchases.

The amount of cash, cash equivalents and investments held by our international subsidiaries was $240.1 million as of June 30, 2025 and $207.8 million as of December 31, 2024.

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

As of June 30, 2025, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Operating Activities

Cash generated by operating activities is our primary source of liquidity. It is primarily comprised of net income, as adjusted for non-cash items and changes in operating assets and liabilities. Non-cash adjustments consist primarily of amortization of deferred contract costs, stock-based compensation and depreciation and amortization. Changes in operating assets and liabilities consist primarily of changes in accounts receivable—net, deferred revenue, deferred contract costs, inventory, deferred tax assets, accounts payable, and accrued liabilities.

Our operating activities during the six months ended June 30, 2025 provided cash flows of $1.32 billion as a result of the continued growth of our business, improved profitability and our ability to successfully manage our working capital.

Changes in operating assets and liabilities were primarily driven by a decrease of $262.7 million in accounts receivable—net, an increase of $204.8 million in our deferred revenue and an increase of $202.5 million in deferred contract costs during six months ended June 30, 2025. In addition, changes in operating assets and liabilities were driven by an increase of $79.6 million in inventory, an increase of $75.3 million in deferred tax asset, an increase of $46.8 million in accounts payable, and an increase of $32.1 million in prepaid expenses and other current assets.

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

During the six months ended June 30, 2025, cash used in investing activities was $377.0 million, primarily driven by $234.3 million used for the purchases of property and equipment, $101.2 million spent for purchases of investments, net of maturities and sales of investments, and $41.6 million used for payments made in connection with business combinations, net of cash acquired.

Financing Activities

The changes in cash flows from financing activities primarily relate to repurchase and retirement of common stock, and taxes paid related to net share settlement of equity awards, net of proceeds from the issuance of common stock under the Amended Plan.

During the six months ended June 30, 2025, cash used in financing activities was $446.9 million, driven by $401.1 million used to repurchase shares of our common stock and $45.7 million used to pay tax withholding, net of proceeds from the issuance of common stock.

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in our market risk during the six months ended June 30, 2025 compared to the disclosures in Part II, Item 7A of the Form 10-K.

ITEM 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act as of June 30, 2025. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2025 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

•possible impairments or acceleration of depreciation of our existing real estate due to our current real estate investments and future acquisition and development plans; and

•legislative or regulatory changes, such as with respect to privacy, information and cybersecurity, exports, the environment, regional component bans, and requirements for local manufacturing.

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

We rely on third-party channel partners for substantially all of our revenue. If our partners fail to perform, our ability to sell our products and services will be limited, and if we fail to optimize our channel partner model going forward, our operating results may be harmed. Additionally, a small number of distributors represents a large percentage of our revenue and accounts receivable, and one distributor accounted for 27% of our total net accounts receivable as of June 30, 2025.

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

Six distributor customers who purchase directly from us accounted for 63% of our total net accounts receivable in the aggregate as of June 30, 2025. See Note 14. Segment Information in Part I, Item 1 of this Quarterly Report on Form 10-Q for distributor customers accounted for 10% or more of our revenue or net accounts receivable. Our largest distributors may experience financial difficulties, face liquidity risk or other financial challenges, which may harm our ability to collect on our accounts receivable.

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

Any new sales channel partner will require extensive training and may take several months or more to achieve productivity. Our channel partner sales structure could subject us to lawsuits, potential liability and reputational harm if, for example, any of our channel partners misrepresent the functionality of our products or services to end-customers, our service provider customers suffer a cyber event impacting end-users, or our channel partners violate laws or our corporate policies. Additionally, if our channel partners experience issues such as cyberattacks or other operational disruptions, it could negatively impact our ability to receive orders from them and, among other things, may adversely affect our billings and revenue. We depend on our global channel partners to comply with applicable legal and regulatory requirements. To the extent that they fail to do so, that could have a material adverse effect on our business, operating results and financial condition. If we fail to optimize our channel partner model or fail to manage existing sales channels, our business will be seriously harmed.

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

Some of our existing and potential competitors’ competitive advantages include:

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

In addition, certain of our larger competitors may have broader product offerings, and leverage their relationships based on other products or incorporate functionality into existing products in a manner that discourages customers from purchasing our products. These larger competitors often have broader product lines and market focus, and are in a better position to withstand any significant reduction in capital spending by end-customers in these markets. Therefore, these competitors will not be as susceptible to downturns in a particular market. Also, many of our smaller competitors that specialize in providing protection from a single type of security threat are often able to deliver these specialized security products to the market more quickly than we can.

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

As of June 30, 2025, we had an aggregate of $995.3 million of indebtedness outstanding under our Senior Notes. Under the agreements governing our indebtedness, we are permitted to incur additional debt. This debt, and any debt that we may incur in the future, may adversely affect our financial condition and future financial results by, among other things:

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

Our success depends on the market’s confidence in our ability to provide effective network security protection. Despite our efforts and processes to prevent breaches of our internal networks, systems and websites, whether in our owned data centers, cloud providers or colocations, we are still vulnerable to computer viruses, break-ins, phishing attacks, ransomware attacks, attempts to overload our servers with denial-of-service, vulnerabilities in vendor hardware and software that we leverage, advanced persistent threats from sophisticated actors and other cyberattacks and similar disruptions from unauthorized access to our internal networks, systems or websites, whether in our owned data centers, cloud providers or colocations. Our security measures may also be breached due to employee error, malfeasance or otherwise, which breaches may be more difficult to detect than outsider threats, and the existing programs and trainings we have in place to prevent such insider threats may not be effective or sufficient. Third parties may also attempt to fraudulently induce our employees to transfer funds or disclose information in order to gain access to our networks and confidential information. Third parties may also send our customers or others malware or malicious emails that falsely indicate that we are the source, potentially causing lost confidence in us and reputational harm. We cannot guarantee that the measures we have taken to protect our networks, systems and websites, whether in our owned data centers, cloud providers or colocations, will provide adequate security. Moreover, because we provide network security products, we may be a more attractive target for attacks by computer hackers and any security breaches and other security incidents involving us may result in more harm to our reputation and brand than companies that do not sell network security solutions. Hackers and malicious parties may be able to develop and deploy viruses, worms, ransomware and other malicious software programs that attack our products and customers, that impersonate our update servers in an effort to access customer networks and negatively impact customers, or otherwise exploit any security vulnerabilities of our products, or attempt to fraudulently induce our employees, customers or others to disclose passwords or other sensitive information or unwittingly provide access to our internal networks, systems or data. Moreover, the threat landscape continues to evolve as a result of new technologies, including AI, and malicious parties may use AI to help attack our solutions, systems, and our customers.

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

AI presents new risks and challenges that may affect our business. We have made, and expect to continue to make investments to integrate AI and ML technology into our solutions, as evidenced by our acquisition of Lacework. AI presents risks, challenges, and potentially unintended consequences that could impact our ability to effectively use of AI successfully in our business. Given the nature of AI technology, we face an evolving regulatory landscape and significant competition from other companies. Our AI efforts may not be successful and our competitors may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our financial results. Data practices by us or others, AI governance, AI development and validation practices that result in controversy could also impair the acceptance of AI solutions. This in turn could undermine confidence in the decisions, predictions, analysis, and effectiveness of our AI-related initiatives. The rapid evolution of AI, including potential government regulation of AI, may require significant additional resources related to AI in our solutions. Our AI-related initiatives may result in new or enhanced governmental or regulatory scrutiny, including regarding the use of AI in our solutions and the marketing of products using AI, litigation, customer reporting or documentation requirements, ethical or social concerns, or other complications. For example, AI technologies, including generative AI, may create content that appears correct but is factually inaccurate (hallucinations) or flawed, or contains copyrighted or other protected material, and if our customers or others use this flawed content to their detriment, or use our AI solutions outside of their intended use cases with an adverse impact to their operations, we may be exposed to brand or reputational harm, competitive harm, or legal liability. If customer data is used to train AI based systems and such data is not adequately anonymized, this may lead to breach of sensitive information and loss of customer trust. The use of AI also brings ethical issues related to privacy, surveillance and consent of use, as well as potential for bias and discrimination. Any of the foregoing could adversely affect our business, reputation, or financial results.

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

The market price of our common stock may be subject to wide fluctuations in response to, among other things, the risk factors described in this periodic report, news about us and our financial results, news about our competitors and their results, and other factors such as rumors or fluctuations in the valuation of companies perceived by investors to be comparable to us. For example, during the six months ended June 30, 2025, the closing price of our common stock ranged from $84.71 to $114.57 per share.

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

In October 2024, our board of directors approved a $1.0 billion increase in the authorized stock repurchase amount under the Repurchase Program and extended the term of the Repurchase Program to February 28, 2026, bringing the aggregate amount authorized to be repurchased to $8.25 billion of our outstanding common stock through February 28, 2026. As of June 30, 2025, approximately $1.63 billion remained available for future share repurchases. Share repurchases under the Repurchase Program could affect the price of our common stock, increase stock price volatility and diminish our cash reserves. In addition, an announcement of the reduction, suspension or termination of the Repurchase Program could result in a decrease in the trading price of our common stock. Moreover, our stock price could decline, resulting in repurchases made at non-optimal prices. Our failure to repurchase our stock at optimal prices may be perceived by investors as an inefficient use of our cash and cash equivalents, which could result in litigation that may have an adverse effect on our business, operating results and financial condition. In addition, while our board of directors carefully considers various alternative uses of our cash and cash equivalents in determining whether to authorize stock repurchases, there can be no assurance that the decision by our board of directors to repurchase stock would result in the most effective uses of our cash and cash equivalents, and there may be alternative uses of our cash and cash equivalents that would be more effective, such as investing in growing our business organically or through acquisitions.

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

A significant natural disaster, such as an earthquake, drought, fire, power outage, flood, viral outbreak or other catastrophic event, could have a material adverse impact on our business, operating results and financial condition. Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity, and our research and development and data center in Burnaby, Canada, from which we deliver to customers our FortiGuard and other security subscription updates, is subject to the risk of flooding and is also in a region known for seismic activity. Any earthquake in the Bay Area or Burnaby, or flooding in Burnaby, could materially negatively impact our ability to provide products and services, such as FortiCare support and FortiGuard subscription services and could otherwise materially negatively impact our business. In addition, natural disasters could affect our manufacturing vendors, suppliers or logistics providers’ ability to perform services, such as obtaining product components and manufacturing products, or performing or assisting with shipments, on a timely basis, as well as our customers’ ability to order from us and our employees’ ability to perform their duties. For example, a typhoon in Taiwan could materially negatively impact our ability to manufacture and ship products and could result in delays and reductions in billings and revenue, or the effects of epidemics and pandemics may negatively impact our ability to manufacture and ship products, possibly in a material way, and could result in delays and reductions in billings and revenue, also possibly in a material way. The impact of climate change could affect economies in ways that negatively impact us and our results of operations. In the event our or our service providers’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed, resulting in our missing financial targets, such as revenue and shipment targets, for a particular quarter. In addition, regional instability, international disputes, wars, such as the war in Ukraine or tensions between China and Taiwan and any expansion thereof, and other acts of aggression, civil and political unrest, labor disruptions, rebellions, acts of terrorism and other geo-political unrest could cause disruptions in our business or the business of our manufacturers, suppliers, logistics providers, partners or end-customers, or of the economy as a whole. Given our typical concentration of sales at the end of each quarter, any disruption in the business of our manufacturers, logistics providers, channel partners or end-customers that impacts sales at the end of our quarter could have a significant adverse impact on our quarterly results. For example, if one of our channel partners experiences issues such as cyberattacks or other operational disruptions at the end of a quarter, it could negatively impact our ability to receive orders from them and, among other things, may adversely affect our billings and revenue. To the extent that any of the above results in security risks to our customers, delays or cancellations of customer orders, the delay of the manufacture, deployment or shipment of our products or interruption or downtime of our services, our business, financial condition and results of operations would be adversely affected.

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

ITEM 2.     Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share Repurchase Program

The following table provides information with respect to the shares of common stock we repurchased under the Repurchase Program during the three months ended June 30, 2025 (in millions, except average price paid per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2025	4.6	$87.89	4.6	$1,627.3
May 1 - May 31, 2025	—	$—	—	$1,627.3
June 1 - June 30, 2025	—	$—	—	$1,627.3
Total	4.6	$87.89	4.6

ITEM 5.     Other Information

(a) Strategic Advisory Council Member Agreement

On August 5, 2025, we entered into an agreement with our former Chief Financial Officer, Keith Jensen, to join as a member of our Strategic Advisory Council. Under the agreement, Mr. Jensen will receive $50,000 in cash per year, paid quarterly, and he will receive a restricted stock unit valued at $50,000, subject to approval by our board of directors. Either party may terminate the agreement at any time.

(b) Rule 10b5-1 Trading Plans

As previously reported, our former Chief Financial Officer, Keith Jensen, retired on May 15, 2025. In connection with Mr. Jensen’s retirement, his pre-arranged written stock sale plan for the sale of shares of our common stock adopted on March 6, 2024 was terminated.

ITEM 6.     Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Incorporated by reference herein
		Form	Date	Exhibit Number

10.1*†	Change of Control Severance Agreement, effective as of May 15, 2025, between the Company and Christiane Ohlgart.

10.2*†	Fortinet Strategic Advisory Council Member Agreement, dated as of August 5, 2025, between the Company and Keith Jensen.

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 is formatted in inline XBRL.

________________________________

* Filed herewith.
# Furnished herewith.
† Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 7, 2025
FORTINET, INC.

	By:	/s/ Ken Xie
Ken Xie, Chief Executive Officer and Chairman
(Duly Authorized Officer and Principal Executive Officer)

Date: August 7, 2025
FORTINET, INC.

	By:	/s/ Christiane Ohlgart
Christiane Ohlgart, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer and Principal Accounting Officer)