Form 10-Q
period 2025-09-30
Fortinet, Inc.
filed 2025-11-07
CIK 1262039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
As of November 4, 2025, there were 743,648,102 shares of the registrant’s common stock outstanding.

FORTINET, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2025

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

PART I—FINANCIAL INFORMATION

ITEM 1.     Financial Statements
FORTINET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except per share amounts)

	September 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,995.7	$2,875.9
Short-term investments	1,127.7	1,190.6
Accounts receivable—net	1,168.3	1,463.4
Inventory	426.6	315.5
Prepaid expenses and other current assets	195.2	126.1
Total current assets	4,913.5	5,971.5
LONG-TERM INVESTMENTS	289.1	—
PROPERTY AND EQUIPMENT—NET	1,605.2	1,349.5
DEFERRED CONTRACT COSTS	682.2	622.9
DEFERRED TAX ASSETS	1,367.8	1,335.6
GOODWILL	258.3	235.4
OTHER INTANGIBLE ASSETS—NET	110.2	115.0
OTHER ASSETS	135.0	133.2
TOTAL ASSETS	$9,361.3	$9,763.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$221.3	$190.9
Accrued liabilities	330.6	337.9
Accrued payroll and compensation	274.3	255.7
Current portion of long-term debt	499.4	—
Deferred revenue	3,460.5	3,276.2
Total current liabilities	4,786.1	4,060.7
DEFERRED REVENUE	3,189.9	3,084.7
LONG-TERM DEBT	496.5	994.3
OTHER LIABILITIES	153.7	129.6
Total liabilities	8,626.2	8,269.3
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value—1,500.0 shares authorized; 742.9 and 767.0 shares issued and outstanding on September 30, 2025 and December 31, 2024, respectively	0.7	0.8
Additional paid-in capital	1,714.7	1,636.2
Accumulated other comprehensive loss	(21.8)	(26.1)
Accumulated deficit	(958.5)	(117.1)
Total stockholders’ equity	735.1	1,493.8
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,361.3	$9,763.1
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
REVENUE:
Product	$559.3	$473.9	$1,527.3	$1,334.7
Service	1,165.6	1,034.2	3,367.3	2,961.0
Total revenue	1,724.9	1,508.1	4,894.6	4,295.7
COST OF REVENUE:
Product	180.7	136.1	496.5	474.0
Service	151.0	127.3	443.2	369.1
Total cost of revenue	331.7	263.4	939.7	843.1
GROSS PROFIT:
Product	378.6	337.8	1,030.8	860.7
Service	1,014.6	906.9	2,924.1	2,591.9
Total gross profit	1,393.2	1,244.7	3,954.9	3,452.6
OPERATING EXPENSES:
Research and development	202.4	187.3	610.5	525.7
Sales and marketing	583.5	515.9	1,718.2	1,518.3
General and administrative	61.4	71.7	176.1	182.7
Gain on intellectual property matters	(1.4)	(1.1)	(9.0)	(3.4)
Total operating expenses	845.9	773.8	2,495.8	2,223.3
OPERATING INCOME	547.3	470.9	1,459.1	1,229.3
INTEREST INCOME	40.7	42.4	130.0	112.9
INTEREST EXPENSE	(6.2)	(5.0)	(15.7)	(15.1)
OTHER INCOME—NET	13.0	118.1	58.0	113.0
INCOME BEFORE INCOME TAXES AND GAIN (LOSS) FROM EQUITY METHOD INVESTMENTS	594.8	626.4	1,631.4	1,440.1
PROVISION FOR INCOME TAXES	120.7	81.2	294.3	197.2
GAIN (LOSS) FROM EQUITY METHOD INVESTMENTS	(0.2)	(5.3)	10.3	(23.9)
NET INCOME	$473.9	$539.9	$1,347.4	$1,219.0
Net income per share (Note 8):
Basic	$0.63	$0.71	$1.77	$1.60
Diluted	$0.62	$0.70	$1.75	$1.58
Weighted-average shares outstanding:
Basic	755.5	765.0	763.1	763.7
Diluted	761.2	771.9	770.2	770.8
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net income	$473.9	$539.9	$1,347.4	$1,219.0
Other comprehensive income (loss):
Change in foreign currency translation	(1.9)	9.1	4.0	(0.3)
Change in unrealized gains (losses) on investments	1.1	2.5	0.5	1.6
Less: tax benefit related to items of other comprehensive income (loss)	0.3	0.6	0.2	0.4
Other comprehensive income (loss)	(1.1)	11.0	4.3	0.9
Comprehensive income	$472.8	$550.9	$1,351.7	$1,219.9
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited, in millions)

	Three Months Ended September 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
BALANCE—June 30, 2025	765.6	$0.8	$1,715.9	$(20.7)	$364.4	$2,060.4
Issuance of common stock in connection with equity incentive plans - net of tax withholding	0.6	—	(20.7)	—	—	(20.7)
Repurchase and retirement of common stock	(23.3)	(0.1)	(34.6)	—	(1,796.8)	(1,831.5)
Excise tax on net stock repurchases	—	—	(17.7)	—	—	(17.7)
Stock-based compensation expense	—	—	71.8	—	—	71.8
Net unrealized gain on investments - net of tax	—	—	—	0.8	—	0.8
Foreign currency translation adjustment	—	—	—	(1.9)	—	(1.9)
Net income	—	—	—	—	473.9	473.9
BALANCE—September 30, 2025	742.9	$0.7	$1,714.7	$(21.8)	$(958.5)	$735.1

	Three Months Ended September 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE—June 30, 2024	764.2	$0.8	$1,499.0	$(29.0)	$(1,182.6)	$288.2
Issuance of common stock in connection with equity incentive plans - net of tax withholding	1.5	—	3.7	—	—	3.7
Repurchase and retirement of common stock	—	—	—	—	(0.6)	(0.6)
Stock-based compensation expense	—	—	65.9	—	—	65.9
Net unrealized gain on investments - net of tax	—	—	—	1.9	—	1.9
Foreign currency translation adjustment	—	—	—	9.1	—	9.1
Net income	—	—	—	—	539.9	539.9
BALANCE—September 30, 2024	765.7	$0.8	$1,568.6	$(18.0)	$(643.3)	$908.1
See notes to condensed consolidated financial statements.

	Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE—December 31, 2024	767.0	$0.8	$1,636.2	$(26.1)	$(117.1)	$1,493.8
Issuance of common stock in connection with equity incentive plans - net of tax withholding	3.8	—	(66.3)	—	—	(66.3)
Repurchase and retirement of common stock	(27.9)	(0.1)	(43.7)	—	(2,188.8)	(2,232.6)
Excise tax on net stock repurchases	—	—	(18.5)	—	—	(18.5)
Stock-based compensation expense	—	—	207.0	—	—	207.0
Net unrealized gain on investments - net of tax	—	—	—	0.3	—	0.3
Foreign currency translation adjustment	—	—	—	4.0	—	4.0
Net income	—	—	—	—	1,347.4	1,347.4
BALANCE—September 30, 2025	742.9	$0.7	$1,714.7	$(21.8)	$(958.5)	$735.1

	Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
BALANCE—December 31, 2023	761.0	$0.8	$1,416.4	$(18.9)	$(1,861.7)	$(463.4)
Issuance of common stock in connection with equity incentive plans - net of tax withholding	4.7	—	(39.9)	—	—	(39.9)
Repurchase and retirement of common stock	—	—	—	—	(0.6)	(0.6)
Stock-based compensation expense	—	—	192.1	—	—	192.1
Net unrealized gain on investments - net of tax	—	—	—	1.2	—	1.2
Foreign currency translation adjustment	—	—	—	(0.3)	—	(0.3)
Net income	—	—	—	—	1,219.0	1,219.0
BALANCE—September 30, 2024	765.7	$0.8	$1,568.6	$(18.0)	$(643.3)	$908.1
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Nine Months Ended
	September 30, 2025	September 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,347.4	$1,219.0
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	207.0	192.1
Amortization of deferred contract costs	246.0	218.3
Depreciation and amortization	112.5	87.6
Amortization of investment discounts	(27.3)	(37.3)
Other	(53.1)	(85.7)
Changes in operating assets and liabilities, net of impact of business combinations:
Accounts receivable—net	308.7	376.5
Inventory	(109.1)	104.9
Prepaid expenses and other current assets	(64.3)	(9.0)
Deferred contract costs	(305.3)	(212.2)
Deferred tax assets	13.7	(187.6)
Other assets	(13.6)	(8.8)
Accounts payable	11.5	(32.0)
Accrued liabilities	(15.5)	(72.3)
Accrued payroll and compensation	16.3	(7.9)
Deferred revenue	288.1	234.4
Other liabilities	7.4	0.5
Net cash provided by operating activities	1,970.4	1,780.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(1,512.6)	(1,485.3)
Sales of investments	5.7	—
Maturities of investments	1,317.6	1,382.7
Purchases of property and equipment	(322.0)	(281.3)
Payments made in connection with business combinations, net of cash acquired	(41.6)	(247.0)
Purchases of marketable equity securities	—	(16.7)
Other	0.1	0.1
Net cash used in investing activities	(552.8)	(647.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase and retirement of common stock	(2,232.6)	(0.6)
Proceeds from issuance of common stock	37.6	39.7
Taxes paid related to net share settlement of equity awards	(103.7)	(79.6)
Other	(0.1)	(0.8)
Net cash used in financing activities	(2,298.8)	(41.3)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1.0	(0.3)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(880.2)	1,091.4
CASH AND CASH EQUIVALENTS—Beginning of period	2,875.9	1,397.9
CASH AND CASH EQUIVALENTS—End of period	$1,995.7	$2,489.3
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes—net	$333.9	$423.0
Operating lease liabilities arising from obtaining right-of-use assets	$34.5	$29.4
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfers of evaluation units and equipment from inventory to property and equipment	$22.0	$26.1
Liability for purchase of property and equipment	$27.7	$29.1
See notes to condensed consolidated financial statements.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Preparation—The unaudited condensed consolidated financial statements of Fortinet, Inc. and its subsidiaries (collectively, “we,” “us” or “our”) have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information, as well as the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2024, contained in our Annual Report on Form 10-K filed with the SEC on February 21, 2025. In the opinion of management, all adjustments, which include normal recurring adjustments, considered necessary for a fair presentation, have been included. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year or for any future periods. The condensed consolidated balance sheet as of December 31, 2024 is derived from the audited consolidated financial statements for the year ended December 31, 2024.

Amounts previously reported as gain on bargain purchase are included in other income—net in prior periods to conform with current period presentation in our condensed consolidated statements of income. Amounts previously reported as loss from equity method investments and gain on bargain purchase are included in other in prior periods to conform with current period presentation in section of net cash provided by operating activities in our condensed consolidated statements of cash flows.

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

There have been no material changes to our significant accounting policies as of and for the nine months ended September 30, 2025, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC.

Recent Accounting Standards Not Yet Effective

Income Taxes

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for our annual period beginning fiscal year 2025, with early adoption permitted, and should be applied prospectively. We are currently evaluating the ASU to determine its impact on our disclosures.

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Credit Losses

In July 2025, the FASB issued ASU 2025-05—Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which provides a practical expedient for estimating expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under Revenue from Contracts with Customers (Topic 606). The amendments are effective for our annual reporting period beginning with fiscal year 2026 and interim reporting periods within those annual reporting periods on a prospective basis, with early adoption permitted. We are currently evaluating ASU 2025-05 to determine its impact on our consolidated financial statements and related disclosures.

Internal-Use Software

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which amends the cost capitalization criteria for internal-use software development costs by removing all references to prescriptive and sequential software project development stages and providing new guidance on how to evaluate whether the probable-to-complete recognition threshold has been met. The amendments are effective for our annual period beginning fiscal year 2028 and interim reporting periods within those annual reporting periods and can be applied prospectively, retrospectively, or via a modified prospective transition method, with early adoption permitted. We are currently assessing adoption timing and the method of adoption.

2.     REVENUE RECOGNITION

Disaggregation of Revenue

The following table presents our revenue disaggregated by major product and service lines (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Product	$559.3	$473.9	$1,527.3	$1,334.7
Service:
Security subscription	672.0	595.8	1,939.5	1,691.4
Technical support and other	493.6	438.4	1,427.8	1,269.6
Total service revenue	1,165.6	1,034.2	3,367.3	2,961.0
Total revenue	$1,724.9	$1,508.1	$4,894.6	$4,295.7

Deferred Revenue

During the three and nine months ended September 30, 2025, we recognized $759.2 million and $2.61 billion in revenue that was included in the deferred revenue balance as of December 31, 2024, respectively. During the three and nine months ended September 30, 2024, we recognized $660.3 million and $2.28 billion in revenue that was included in the deferred revenue balance as of December 31, 2023, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

As of September 30, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $6.72 billion, which was substantially comprised of deferred security subscription and technical support services revenue as well as unbilled contract revenue from non-cancellable contracts that will be recognized in future periods. We expect to recognize approximately $3.49 billion as revenue over the next 12 months, $2.62 billion in years two and three, and the remainder thereafter.

Deferred Contract Costs

Amortization of deferred contract costs, primarily consisting of sales commissions earned by our sales force, was $86.0 million and $73.6 million during the three months ended September 30, 2025 and 2024, respectively. Amortization of

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

deferred contract costs was $246.0 million and $218.3 million during the nine months ended September 30, 2025 and 2024, respectively.

3.     FINANCIAL INSTRUMENTS AND FAIR VALUE

Short-Term and Long-Term Investments

Our short-term and long-term investments comprised of available-for-sale investments and marketable equity securities. The following tables summarize our short-term and long-term investments (in millions):

	September 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and agency securities	$560.0	$0.6	$(0.1)	$560.5
Commercial paper	370.4	0.1	—	370.5
Corporate debt securities	285.2	0.3	(0.1)	285.4
Certificates of deposit and term deposits	102.2	0.1	—	102.3
Total available-for-sale investments	1,317.8	1.1	(0.2)	1,318.7
Marketable equity securities				98.1
Total short-term and long-term investments	$1,317.8	$1.1	$(0.2)	$1,416.8

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and agency securities	$469.1	$0.4	$—	$469.5
Commercial paper	428.7	0.2	(0.2)	428.7
Corporate debt securities	166.4	0.1	(0.1)	166.4
Certificates of deposit and term deposits	61.8	—	—	61.8
Total available-for-sale investments	1,126.0	0.7	(0.3)	1,126.4
Marketable equity securities				64.2
Total short-term and long-term investments	$1,126.0	$0.7	$(0.3)	$1,190.6

The following tables show the gross unrealized losses and the related fair values of our available-for-sale investments that have been in a continuous unrealized loss position (in millions):

	September 30, 2025
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency securities	$560.5	$(0.1)	$—	$—	$560.5	$(0.1)
Commercial paper	370.5	—	—	—	370.5	—
Corporate debt securities	285.4	(0.1)	—	—	285.4	(0.1)
Certificates of deposit and term deposits	102.3	—	—	—	102.3	—
Total available-for-sale investments	$1,318.7	$(0.2)	$—	$—	$1,318.7	$(0.2)

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2024
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency securities	$27.8	$—	$—	$—	$27.8	$—
Commercial paper	149.4	(0.2)	—	—	149.4	(0.2)
Corporate debt securities	63.5	(0.1)	—	—	63.5	(0.1)
Certificates of deposit and term deposits	10.9	—	—	—	10.9	—
Total available-for-sale investments	$251.6	$(0.3)	$—	$—	$251.6	$(0.3)

The contractual maturities of our available-for-sale investments were (in millions):

	September 30, 2025	December 31, 2024
Due within one year	$1,029.6	$1,126.4
Due within one to three years	289.1	—
Total	$1,318.7	$1,126.4

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

The changes in fair value of our marketable equity securities are recorded in other income—net on the condensed consolidated statements of income. We recognized a $14.1 million and $10.7 million gain during the three and nine months ended September 30, 2025, respectively. We recognized a $11.1 million and $11.2 million gain during the three and nine months ended September 30, 2024, respectively.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets Measured at Fair Value on a Recurring Basis

The following table presents the fair value of our financial assets measured at fair value on a recurring basis (in millions):

	September 30, 2025				December 31, 2024
	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$170.5	$170.5	$—	$—	$296.1	$296.1	$—	$—
Commercial paper	34.0	—	34.0	—	59.7	—	59.7	—
Certificates of deposit and term deposits	4.5	—	4.5	—	—	—	—	—
Total cash equivalents	209.0	170.5	38.5	—	355.8	296.1	59.7	—
Short-term investments:
U.S. government and agency securities	437.1	437.1	—	—	469.5	464.5	5.0	—
Commercial paper	370.5	—	370.5	—	428.7	—	428.7	—
Corporate debt securities	119.7	—	119.7	—	166.4	—	166.4	—
Certificates of deposit and term deposits	102.3	—	102.3	—	61.8	—	61.8	—
Marketable equity securities	98.1	98.1	—	—	64.2	64.2	—	—
Total short-term investments	1,127.7	535.2	592.5	—	1,190.6	528.7	661.9	—
Long-term investments:
U.S. government and agency securities	123.4	113.3	10.1	—	—	—	—	—
Corporate debt securities	165.7	—	165.7	—	—	—	—	—
Total long-term investments	289.1	113.3	175.8	—	—	—	—	—
Total	$1,625.8	$819.0	$806.8	$—	$1,546.4	$824.8	$721.6	$—

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2025 and year ended December 31, 2024.

4.     INVENTORY

Inventory, net of reserves, consisted of (in millions):

	September 30, 2025	December 31, 2024
Raw materials	$63.6	$90.9
Work in process	4.6	4.1
Finished goods	358.4	220.5
Inventory	$426.6	$315.5

The excess and obsolete inventory reserve was $141.9 million and $144.8 million as of September 30, 2025 and December 31, 2024, respectively. Inventory write-downs related to excess and obsolete inventory were immaterial during the three and nine months ended September 30, 2025, and were $8.8 million and $37.6 million during the three and nine months

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ended September 30, 2024, respectively. These were recorded in cost of product revenue on the condensed consolidated statements of income.

5.     PROPERTY AND EQUIPMENT—Net

Property and equipment—net consisted of (in millions):

	September 30, 2025	December 31, 2024
Land	$592.4	$500.6
Buildings and improvements	974.1	801.4
Computer equipment and software	324.5	279.1
Leasehold improvements	64.4	64.3
Evaluation units	23.4	31.8
Furniture and fixtures	38.3	36.4
Construction-in-progress	50.5	52.0
Total property and equipment	2,067.6	1,765.6
Less: accumulated depreciation	(462.4)	(416.1)
Property and equipment—net	$1,605.2	$1,349.5

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

During the three months ended September 30, 2025, we purchased certain real estate properties in Canada and the United Kingdom for an aggregate purchase price of $70.8 million, to be used predominantly for office space. The purchases were accounted for under the asset acquisition method, with $37.5 million allocated to land and $33.3 million allocated to buildings and improvements, based on their relative fair values.

Depreciation expense was $25.3 million and $24.5 million during the three months ended September 30, 2025 and 2024, respectively. Depreciation expense was $74.4 million and $76.0 million during the nine months ended September 30, 2025 and 2024, respectively.

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

This acquisition was accounted for as a business combination using the acquisition method of accounting. Of the aggregate purchase price, $17.5 million was allocated to identifiable intangible assets acquired, and $64.7 million was allocated

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to other net assets acquired which predominantly included deferred tax asset of $45.8 million, inventory of $21.4 million, and cash of $8.8 million, offset by $11.3 million of net other assets and liabilities assumed. The excess of the fair values of the net assets acquired over the net purchase consideration was recorded as a gain on bargain purchase of $39.9 million within other income—net on the condensed consolidated statements of income. The gain on bargain purchase occurred primarily due to the recognition of the deferred tax assets. The deferred tax assets were comprised primarily of pre-acquisition federal net operating loss carryforwards with an indefinite carryforward period. In addition, we had previously recorded a deferred tax asset of $30.6 million for an outside basis difference in our investment in Linksys when it was accounted for under the equity method. As a result of the acquisition of the remaining shares, we now account for our investment in Linksys under the consolidation method, and therefore we have derecognized this deferred tax asset. The charge is included in the provision for income taxes on the condensed consolidated statements of income. Acquisition-related costs related to this acquisition were not material and were recorded as general and administrative expense.

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

This acquisition was accounted for as a business combination using the acquisition method of accounting. The total purchase price was allocated to Next DLP’s identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values using management’s best estimates and assumptions to assign fair value as of the acquisition date. Of the total purchase price, $82.6 million was allocated to goodwill, $13.5 million was allocated to developed technology intangible asset, $10.5 million was allocated to customer relationships intangible asset, offset by $1.6 million of net liabilities assumed, which predominantly included deferred revenue and deferred tax liabilities. Goodwill recorded in connection with this acquisition represents the value we expect to be created through expansion into markets within our existing business, and the anticipated operational synergies, and goodwill is expected to be deductible for U.S. tax purposes. Acquisition-related costs related to this acquisition were not material and were recorded as general and administrative expense.

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

This acquisition was accounted for as a business combination using the acquisition method of accounting. The total purchase price was allocated to Lacework’s identifiable tangible and intangible assets acquired and liabilities assumed based on

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

their estimated fair values using management’s best estimates and assumptions to assign fair value as of the acquisition date. Of the total purchase price, $244.4 million was allocated to deferred tax assets, $61.3 million allocation to identifiable intangible assets, and $6.2 million cash, offset by net other assets and liabilities assumed of $53.3 million, which predominantly included deferred revenue and other current liabilities. The excess of the fair values of the net assets acquired over the net purchase consideration was recorded as a gain on bargain purchase of $106.3 million within other income—net on the condensed consolidated statements of income. The gain on bargain purchase occurred primarily due to the recognition of the deferred tax assets. The deferred tax assets were comprised primarily of pre-acquisition federal net operating loss carryforwards with an indefinite carryforward period. Acquisition-related costs related to this acquisition were not material and were recorded as general and administrative expense.

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

7.     GOODWILL AND OTHER INTANGIBLE ASSETS—Net

Goodwill

The following table presents the changes in the carrying amount of goodwill (in millions):

Amount
Balance—December 31, 2024	$235.4
Additions due to business combinations	21.9
Foreign currency translation adjustments	1.0
Balance—September 30, 2025	$258.3

There were no impairments to goodwill during the nine months ended September 30, 2025 or during prior periods.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Intangible Assets—Net

The following tables present other intangible assets—net (in millions, except years):

	September 30, 2025
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Finite-lived intangible assets:
Developed technologies	4.3	$160.1	$91.9	$68.2
Customer relationships	5.3	67.3	38.5	28.8
Trade names	4.2	11.5	3.4	8.1
Backlog	2.5	13.7	8.6	5.1
Total other intangible assets—net		$252.6	$142.4	$110.2

	December 31, 2024
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Finite-lived intangible assets:
Developed technologies	4.4	$141.9	$73.7	$68.2
Customer relationships	5.5	53.9	23.0	30.9
Trade names	7.5	8.8	1.8	7.0
Backlog	2.5	13.5	4.6	8.9
Total other intangible assets—net		$218.1	$103.1	$115.0

Amortization expense was $13.1 million and $5.3 million during the three months ended September 30, 2025 and 2024, respectively. Amortization expense was $38.1 million and $11.6 million during the nine months ended September 30, 2025 and 2024, respectively.

The following table summarizes estimated future amortization expense of finite-lived intangible assets—net (in millions):

Amount
Years:
2025 (the remainder of 2025)	$12.5
2026	37.3
2027	27.6
2028	20.0
2029	9.4
Thereafter	3.4
Total	$110.2

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Numerator:
Net income	$473.9	$539.9	$1,347.4	$1,219.0

Denominator:
Basic shares:
Weighted-average common stock outstanding-basic	755.5	765.0	763.1	763.7
Diluted shares:
Weighted-average common stock outstanding-basic	755.5	765.0	763.1	763.7
Effect of potentially dilutive securities:
RSUs	1.9	2.0	2.6	2.1
Stock options	3.4	4.4	4.0	4.7
PSUs	0.4	0.5	0.5	0.3
Weighted-average shares used to compute diluted net income per share	761.2	771.9	770.2	770.8
Net income per share
Basic	$0.63	$0.71	$1.77	$1.60
Diluted	$0.62	$0.70	$1.75	$1.58

The following weighted-average shares of common stock were excluded from the computation of diluted net income per share for the periods presented, as their effect would have been antidilutive (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
RSUs	2.3	0.4	1.8	0.2
Stock options	0.8	3.1	0.6	3.3
PSUs	—	—	—	0.1
Total	3.1	3.5	2.4	3.6

9.     DEBT

2026 and 2031 Senior Notes

On March 5, 2021, we issued $1.0 billion aggregate principal amount of senior notes (collectively, the “Senior Notes”), consisting of $500.0 million aggregate principal amount of 1.0% notes due March 15, 2026 (the “2026 Senior Notes”) and $500.0 million aggregate principal amount of 2.2% notes due March 15, 2031 (the “2031 Senior Notes”), in an underwritten registered public offering. The Senior Notes are senior unsecured obligations and rank equally with each other in right of payment and with our other outstanding obligations. We may redeem the Senior Notes at any time in whole or in part for cash, at specified redemption prices that include accrued and unpaid interest, if any, and a make-whole premium. However, no make-whole premium will be paid for redemptions of the 2026 Senior Notes on or after February 15, 2026, or the 2031 Senior Notes on or after December 15, 2030. Interest on the Senior Notes is payable on March 15 and September 15 of each year, beginning on September 15, 2021. The 2026 Senior Notes were recorded as current portion of long-term debt and the 2031 Senior Notes were recorded as long-term debt as of September 30, 2025 and both of the Senior Notes were recorded as long-term debt as of December 31, 2024, net of discount and issuance costs, which are amortized to interest expense over the respective contractual terms of these notes using the effective interest method.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total outstanding debt is summarized below (in millions, except percentages):

	Maturity	Coupon Rate	Effective Interest Rate	September 30, 2025	December 31, 2024
Debt
2026 Senior Notes	March 2026	1.0%	1.3%	$500.0	$500.0
2031 Senior Notes	March 2031	2.2%	2.3%	500.0	500.0
Total debt				1,000.0	1,000.0
Less: Unamortized discount and debt issuance costs				4.1	5.7
Less: Current portion of long-term debt				$499.4	$—
Total long-term debt				$496.5	$994.3

As of September 30, 2025 and December 31, 2024, we accrued interest payable of $0.7 million and $4.7 million, respectively, and there are no financial covenants with which we must comply. During the three months ended September 30, 2025 and 2024, we recorded $4.5 million of total interest expense in relation to these Senior Notes in each period. During the nine months ended September 30, 2025 and 2024, we recorded $13.5 million of total interest expense in relation to these Senior Notes in each period. No interest costs were capitalized for the nine months ended September 30, 2025 and 2024, as the costs that qualified for capitalization were not material.

The total estimated fair value of the outstanding Senior Notes was approximately $939.4 million, including accrued and unpaid interest, as of September 30, 2025. The fair value was determined based on observable market prices of identical instruments in less active markets. The estimated fair values are based on Level 2 inputs.

10.     COMMITMENTS AND CONTINGENCIES

The following table summarizes our inventory purchase commitments as of September 30, 2025 (in millions):

	Total	2025	Thereafter
Inventory purchase commitments	$732.5	$359.5	$373.0

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

As of September 30, 2025, we had $732.5 million of non-cancelable inventory purchase commitments with our independent contract manufacturers. We recorded a liability for these purchase commitments for quantities in excess of our future estimated demand forecasts, consistent with the valuation of our excess and obsolete inventory. As of September 30, 2025 and December 31, 2024, the liability for these inventory purchase commitments was $35.2 million and $54.0 million, respectively, and was recorded in accrued liabilities on our condensed consolidated balance sheets. The expense related to such accrued liability for inventory purchase commitments is recorded in cost of product revenue on the condensed consolidated statements of income. The expense related to such accrued liability for inventory purchase commitments was immaterial during the three and nine months ended September 30, 2025, and was a $27.4 million benefit and a $11.2 million cost during the three and nine months ended September 30, 2024, respectively.

Other Contractual Commitments and Open Purchase Orders—In addition to commitments with contract manufacturers, we have open purchase orders and contractual obligations in the ordinary course of business for which we have not received goods or services. A significant portion of our reported purchase commitments consist of non-cancelable commitments. In certain instances, contractual commitments allow us the option to cancel, reschedule and adjust our

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

requirements based on our business needs prior to firm orders being placed. As of September 30, 2025, we had $112.7 million in other contractual commitments having a remaining term in excess of one year that are non-cancelable.

As of September 30, 2025, we had $92.9 million in contractual commitments related to payments for operating leases.

Litigation—We are involved in disputes, litigation, and other legal actions. For lawsuits where we are the defendant, we are in the process of defending these litigation matters, and while there can be no assurances and the outcome of certain of these matters is currently not determinable and not predictable, we currently are unaware of any existing claims or proceedings that we believe are likely to have a material adverse effect on our financial position. There are many uncertainties associated with any litigation and these actions or other third-party claims against us may cause us to incur costly litigation fees, costs and substantial settlement charges, and possibly subject us to damages and other penalties. In addition, the resolution of any intellectual property (“IP”) litigation may require us to make royalty payments, which could adversely affect our gross margins in future periods. If any of those events were to occur, our business, financial condition, results of operations, and cash flows could be adversely affected. Litigation is unpredictable and the actual liability in any such matters may be materially different from our current estimates, which could result in the need to adjust any accrued liability and record additional expenses. We accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss. These accruals are generally based on a range of possible outcomes that require significant management judgment. If no amount within a range is a better estimate than any other, we accrue the minimum amount. Litigation loss contingency accruals associated with outstanding cases were not material as of September 30, 2025 and December 31, 2024.

On September 22, 2025, a securities class action was filed against us, our chief executive officer, our chief technology officer, our current chief financial officer and our former chief financial officer in the United States District Court, Northern District of California, captioned Oklahoma Firefighters Pension and Retirement System v. Fortinet, Inc., et al., Case No. 5:25-cv-08037. On October 16, 2025, a securities class action was filed against us, our chief executive Officer, our current chief financial officer and our former chief financial officer in the same court, captioned State of Rhode Island Office of the General Treasurer v. Fortinet, Inc., et al., Case No. 3:25-cv-08888. These suits are brought on behalf of an alleged class of stockholders who purchased or acquired shares of our common stock between November 8, 2024 through August 6, 2025. The complaints allege that defendants made false or misleading statements about our business, operations and prospects, including regarding the 2026 firewall refresh cycle, and purport to assert claims under Sections 10(b) and 20(a) of the Exchange Act. The time to respond to the complaints has not yet passed. We believe these cases are without merit and defendants intend to defend the suits vigorously. Based on the preliminary nature of the proceedings in these cases, the outcome of these matters remains uncertain and we cannot estimate the potential impact, if any, on its business or financial statements at this time. Accordingly, no loss accrual was recorded as of September 30, 2025 related to these litigations. On October 8, 2025, Plaintiff Jack Pittrof filed a stockholder derivative complaint against us as a nominal defendant and certain of our current and former directors and officers in the United States District Court for the Northern District of California. The complaint alleges claims based on events similar to those in the securities class action and asserts causes of action against the individual defendants for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, waste of corporate assets, and for making false and misleading statements about our business, operations, and prospects in violation of Section 10(b) of the Exchange Act. The time to respond to the complaint has not yet passed.

On March 21, 2019, we were sued by Alorica Inc. (“Alorica”) in Santa Clara County Superior Court in California. Alorica alleged breach of warranty and misrepresentation claims, which we denied. After trial, a jury returned a verdict fully in favor of us and against Alorica on October 4, 2024. Alorica has filed a notice of appeal. We believe that the ultimate outcome of this matter will not materially impact our financial position, results of operations or cash flows. However, any further legal proceedings, including Alorica’s appeal, would be subject to inherent uncertainties, and a future unfavorable ruling could occur. No loss accrual had been recorded as of September 30, 2025 or December 31, 2024 related to this litigation.

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

11.     EQUITY PLANS AND SHARE REPURCHASE PROGRAM

Stock-Based Compensation Plans

We maintain the Amended and Restated Fortinet, Inc. 2009 Equity Incentive Plan (the “Amended Plan”) pursuant to which we have granted RSUs, stock options and PSUs. As of September 30, 2025, there were a total of 48.8 million shares of common stock available for grant under the Amended Plan.

Restricted Stock Units

The following table summarizes the activity and related information for RSUs for the periods presented below (in millions, except per share amounts):

	Restricted Stock Units Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance—December 31, 2024	8.4	$64.70
Granted	2.9	104.05
Forfeited	(0.7)	74.80
Vested	(2.8)	60.50
Balance—September 30, 2025	7.8	$80.32

Stock compensation expense is recognized on a straight-line basis over the vesting period of each RSU. As of September 30, 2025, total compensation expense related to unvested RSUs granted to employees and non-employees under the Amended Plan, but not yet recognized, was $535.6 million, with a weighted-average remaining vesting period of 2.7 years.

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity and related information for PSUs for the periods presented below (in millions, except per share amounts):

	Performance Stock Units Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance—December 31, 2024	0.4	$94.93
Granted	0.1	165.91
Forfeited	(0.1)	113.36
Vested	(0.2)	91.19
Balance—September 30, 2025	0.2	$117.94

As of September 30, 2025, total compensation expense related to unvested PSUs that were granted to certain of our executives, but not yet recognized, was $25.6 million. This expense is expected to be amortized on a graded vesting method over a weighted-average vesting period of 2.1 years.

RSUs and PSUs settle into shares of common stock upon vesting. Upon the vesting of the RSUs and PSUs, we net-settle the RSUs and PSUs and withhold a portion of the shares to satisfy employee withholding tax requirements. The payment of the withheld taxes to the tax authorities is reflected as a financing activity within the condensed consolidated statements of cash flows.

The following summarizes the number and value of the shares withheld for employee taxes (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Shares withheld for taxes	0.3	0.3	1.0	1.2
Amount withheld for taxes	$26.6	$16.5	$103.8	$79.6

Employee Stock Options

The following table summarizes the weighted-average assumptions relating to our employee stock options:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Expected term in years	4.5	4.5	4.5	4.5
Volatility	42.2%	41.7%	41.7%	42.8%
Risk-free interest rate	3.8%	3.7%	4.2%	4.3%
Dividend rate	—%	—%	—%	—%

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the stock option activity and related information for the periods presented below (in millions, except exercise prices and contractual life):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance—December 31, 2024	8.7	$37.81	3.1	$493.8
Granted	0.7	105.38
Forfeited	(0.1)	72.16
Exercised	(1.8)	21.11
Balance—September 30, 2025	7.5	$47.80
Options vested and expected to vest—September 30, 2025	7.5	$47.80	3.1	$290.0
Options exercisable—September 30, 2025	5.8	$37.84	2.4	$268.3

The aggregate intrinsic value represents the difference between the exercise price of stock options and the quoted market price of our common stock at the date of the balance sheet for all in-the-money stock options. Stock compensation expense is recognized on a straight-line basis over the vesting period of each stock option. As of September 30, 2025, total compensation expense related to unvested stock options granted to employees but not yet recognized was $52.3 million, with a weighted-average remaining vesting period of 2.6 years.

Additional information related to our stock options is summarized below (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Weighted-average fair value per share granted	$31.84	$29.86	$42.39	$27.05
Intrinsic value of options exercised	$17.5	$42.6	$148.7	$112.5
Fair value of options vested	$5.7	$6.4	$20.7	$25.0

Stock-Based Compensation Expense

Stock-based compensation expense, including stock-based compensation expense related to awards classified as liabilities, is included in costs and expenses (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Cost of product revenue	$0.6	$0.5	$1.6	$1.4
Cost of service revenue	6.9	6.3	20.4	19.0
Research and development	25.4	21.9	73.5	63.0
Sales and marketing	30.0	27.0	86.2	79.6
General and administrative	9.3	10.7	27.3	30.7
Total stock-based compensation expense	$72.2	$66.4	$209.0	$193.7

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock-based compensation expense, including stock-based compensation expense related to awards classified as liabilities, by award type (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
RSUs	$60.8	$54.8	$177.9	$160.8
Stock options	6.7	6.9	20.1	21.3
PSUs	4.7	4.7	11.0	11.6
Total stock-based compensation expense	$72.2	$66.4	$209.0	$193.7

Total income tax benefit associated with stock-based compensation that is recognized in the condensed consolidated statements of income is (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Income tax benefit associated with stock-based compensation	$15.9	$14.7	$45.9	$42.9

Share Repurchase Program

In August 2025, our board of directors approved a $1.0 billion increase in the authorized stock repurchase amount under the Repurchase Program and extended the term of the Repurchase Program to February 28, 2027, bringing the aggregate amount authorized for repurchases to $9.25 billion of our outstanding common stock through February 28, 2027. Share repurchases may be made by us from time to time in privately negotiated transactions or in open-market transactions. The Repurchase Program does not require us to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time without prior notice.

During the three months ended September 30, 2025, we repurchased 23.3 million shares of our common stock under the Repurchase Program in open-market transactions, at a weighted-average price of $78.32 per share, for an aggregate purchase price of $1.83 billion, which excludes a $17.7 million accrual related to the 1% excise tax imposed by the Inflation Reduction Act of 2022. During the nine months ended September 30, 2025, we repurchased 27.9 million shares of our common stock under the Repurchase Program in open-market transactions, at a weighted-average price of $79.88 per share, for an aggregate purchase price of $2.23 billion, which excludes a $18.5 million accrual related to the 1% excise tax imposed by the Inflation Reduction Act of 2022. As of September 30, 2025, approximately $795.9 million remained available for future share repurchases under the Repurchase Program.

12.    INCOME TAXES

Our effective tax rate was 20% for the three months ended September 30, 2025, compared to an effective tax rate of 13% for the same period last year. Our effective tax rate was 18% for the nine months ended September 30, 2025, compared to an effective tax rate of 14% for the same period last year. The tax rates for the three months ended September 30, 2025 and 2024 were comprised of U.S. federal and state taxes, withholding taxes and foreign taxes that amounted to $141.0 million and $123.6 million, respectively. The tax rate for the three months ended September 30, 2025 included a tax benefit of $11.1 million from the foreign-derived intangible income (“FDII”) deduction, and excess tax benefits from stock-based compensation expense of $9.2 million. The tax rate for the three months ended September 30, 2024 was impacted by a tax benefit of $33.1 million from the FDII deduction, and excess tax benefits from stock-based compensation expense of $9.3 million.

The tax rates for the nine months ended September 30, 2025 and 2024 were composed of U.S. federal and state taxes, withholding taxes and foreign taxes that amounted to $384.2 million and $315.0 million, respectively. The tax rate for the nine months ended September 30, 2025 included a tax provision of $30.6 million related to the derecognition of deferred tax assets from the business combination with Linksys, a tax benefit of $62.0 million from the FDII deduction, and excess tax benefits from stock-based compensation expense of $58.5 million. The tax rate for the nine months ended September 30, 2024 was impacted by a tax benefit of $84.0 million from the FDII deduction, and excess tax benefits from stock-based compensation expense of $33.8 million.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On July 4, 2025, H.R. 1, an Act to Provide for Reconciliation Pursuant to Title II of House Concurrent Resolution 14 (the “Act”) commonly referred to as the One Big Beautiful Bill Act, was enacted. The Act makes permanent certain elements of the Tax Cuts and Jobs Act, including immediate expensing of U.S. research and development expenditures, immediate expensing of certain eligible assets, and various modifications to the international tax framework. The income tax effects of the Act have been recognized in our provision for income taxes as of September 30, 2025. As a result of the Act, our cash paid for income taxes in 2025 could reduce by approximately $100 million to $150 million, while our GAAP effective tax rate for 2025 could increase by approximately one percentage point.

As of September 30, 2025 and December 31, 2024, unrecognized tax benefits were $86.6 million and $75.9 million, respectively. If recognized, $70.8 million of the unrecognized tax benefits as of September 30, 2025 would favorably affect our effective tax rate. It is our policy to include accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2025 and December 31, 2024, accrued interest and penalties were $11.6 million and $8.8 million, respectively.

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

In December 2021, the Organisation for Economic Co-operation and Development (the “OECD”) enacted model rules for a new global minimum tax framework (“BEPS Pillar Two”), and various governments around the world have enacted, or are in the process of enacting, legislation on this. The OECD continues to release additional guidance on these rules. Based on the enacted laws, BEPS Pillar Two has no impact to our effective tax rate or cash flows for the nine months ended September 30, 2025. We will continue to evaluate the impact of these tax law changes on future reporting periods.

13.     DEFINED CONTRIBUTION PLANS

Our tax-deferred savings plan under our 401(k) Plan permits participating U.S. employees to contribute a portion of their pre-tax or after-tax earnings. In Canada, we have a Group Registered Retirement Savings Plan Program (the “RRSP”), which permits participants to make pre-tax contributions. Our board of directors approved 50% matching contributions on employee contributions up to 4% of each employee’s eligible earnings. Our matching contributions to our 401(k) Plan and the RRSP for the three months ended September 30, 2025 and 2024 were $5.0 million and $4.6 million, respectively. Our matching contributions to our 401(k) Plan and the RRSP for the nine months ended September 30, 2025 and 2024 were $15.7 million and $15.2 million, respectively.

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reflects certain financial data for our reportable segment (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Total revenue	$1,724.9	$1,508.1	$4,894.6	$4,295.7
Less:
Cost of product revenue	180.7	136.1	496.5	474.0
Cost of service revenue	151.0	127.3	443.2	369.1
Research and development expense	202.4	187.3	610.5	525.7
Other sales and marketing expense (1)	469.2	416.3	1,392.6	1,232.1
Commission expense	114.3	99.6	325.6	286.2
General and administrative expense	61.4	71.7	176.1	182.7
Other segment items (2)	48.7	151.3	191.6	190.3
Provision for income taxes	120.7	81.2	294.3	197.2
Net income	$473.9	$539.9	$1,347.4	$1,219.0
(1) Excludes commission expense.
(2) The following table presents other segment items (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Gain on intellectual property matters	$1.4	$1.1	$9.0	$3.4
Interest income	40.7	42.4	130.0	112.9
Interest expense	(6.2)	(5.0)	(15.7)	(15.1)
Other income—net	13.0	118.1	58.0	113.0
Gain (loss) from equity method investments	(0.2)	(5.3)	10.3	(23.9)
Total other segment items	$48.7	$151.3	$191.6	$190.3

The following table presents other segment information (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Significant non-cash items:
Stock‐based compensation expense	$71.8	$65.9	$207.0	$192.1
Depreciation and amortization expense	38.4	29.8	112.5	87.6

Total assets	$9,361.3	$8,852.0	$9,361.3	$8,852.0
Purchases of property and equipment	$87.7	$36.3	$322.0	$281.3

Revenue by geographic region is based on the billing address of our customers. The following tables set forth revenue and property and equipment—net by geographic region (in millions):

	Three Months Ended		Nine Months Ended
Revenue	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Americas:
United States	$486.6	$455.1	$1,415.0	$1,297.9
Other Americas	193.9	168.9	554.1	478.4
Total Americas	680.5	624.0	1,969.1	1,776.3
Europe, Middle East and Africa (“EMEA”)	713.7	599.3	2,009.2	1,703.9
Asia Pacific (“APAC”)	330.7	284.8	916.3	815.5
Total revenue	$1,724.9	$1,508.1	$4,894.6	$4,295.7

Property and Equipment—net	September 30, 2025	December 31, 2024
Americas:
United States	$996.2	$993.5
Canada	334.3	216.8
Latin America	5.3	4.4
Total Americas	1,335.8	1,214.7
EMEA	199.7	73.3
APAC	69.7	61.5
Total property and equipment—net	$1,605.2	$1,349.5

The following distributors accounted for 10% or more of our revenue:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Distributor A	27%	27%	27%	29%
Distributor B	14%	15%	14%	15%
Distributor C	12%	12%	12%	13%

The following distributors accounted for 10% or more of net accounts receivable:

	September 30, 2025	December 31, 2024
Distributor A	25%	31%
Distributor B	11%	14%
Distributor C	12%	10%

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

Business Overview

Fortinet is a leader in cybersecurity, driving the convergence of networking and security. Our mission is to secure people, devices and data everywhere. Our integrated platform, the Fortinet Security Fabric, spans secure networking, unified SASE and AI-driven security operations (“SecOps”). As of September 30, 2025, our end-customers were located in over 100 countries and included enterprises across a wide variety of market verticals, including financial services, retail, healthcare and operational technology (“OT”) market verticals, communication and security service providers, and government organizations. As a global company headquartered in Sunnyvale, California, our research and development is centered in the United States and Canada with a global footprint of support and centers of excellence around the world. As of September 30, 2025, we held 1,027 U.S. patents and 1,360 global patents, including 307 AI-related patents. We have been recognized in over 140 enterprise analyst reports demonstrating both our vision and execution across security and networking products.

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

•Unified Secure Access Service Edge (SASE)—As applications move to the cloud and hybrid workforce is now the norm, enabling secure access for users with zero trust framework becomes important. The Fortinet Unified SASE solution includes a single-vendor SASE solution that includes firewall, SD-WAN, secure web gateway, cloud access services broker, DLP and zero trust network access (“ZTNA”) to deliver flexible secure access for all users. We are one of the few vendors to deliver consistent convergence and AI-powered security across Secure SD-WAN and SSE to enable a single-vendor SASE framework with a cloud-centric architecture powered by FortiOS. Our global and scalable cloud network includes over 170 PoPs to deliver the seamless secure access experience. Given this, we believe we are well positioned to support customers expanding from SD-WAN to a single-vendor SASE platform. Additionally, we offer a full suite of comprehensive, integrated cloud security solutions that enable customers to secure their applications from code to cloud. Our solutions include application security that includes our web application firewalls, cloud network security with virtualized firewalls and cloud-native firewalls, cloud-native application protection and code security. We deliver a holistic approach to cloud security, offering a single unified platform, consolidating protection across multiple disparate tools, including coding, deploying, and running applications across hybrid and multi-clouds. Additionally, we also offer flexible consumption licensing programs that enable organizations to dynamically optimize their cloud security needs and investments as well as readily meet their cloud minimum spend commitment obligations with Cloud Service Providers. We continue to develop all the core SASE capabilities in a single operating system, FortiOS, including Next-Gen Firewall, SD-WAN, ZTNA, secure web gateway, cloud access security broker, and DLP. This native integration of our Next-Gen Firewall, SD-WAN, and SASE has become the New-Generation SASE Firewall.

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

Financial Highlights

•Total revenue was $1.72 billion and $4.89 billion during the three and nine months ended September 30, 2025, an increase of 14% in each period, compared to $1.51 billion and $4.30 billion in the same periods last year. Product revenue was $559.3 million and $1.53 billion during the three and nine months ended September 30, 2025, an increase of 18% and 14%, respectively, compared to $473.9 million and $1.33 billion in the same periods last year. Service revenue was $1.17 billion and $3.37 billion during the three and nine months ended September 30, 2025, an increase of 13% and 14%, respectively, compared to $1.03 billion and $2.96 billion in the same periods last year.

•Total gross profit was $1.39 billion and $3.95 billion during the three and nine months ended September 30, 2025, an increase of 12% and 15%, respectively, compared to $1.24 billion and $3.45 billion in the same periods last year.

•Total gross margin was 80.8% during the three and nine months ended September 30, 2025, a decrease of 1.7 percentage points and an increase of 0.4 percentage points, respectively, compared to 82.5% and 80.4% in the same periods last year.

•Operating income was $547.3 million and $1.46 billion during the three and nine months ended September 30, 2025, an increase of 16% and 19%, respectively, compared to $470.9 million and $1.23 billion in the same periods last year.

•Operating margin was 31.7% and 29.8% during the three and nine months ended September 30, 2025, an increase of 0.5 percentage points and 1.2 percentage points, respectively, compared to 31.2% and 28.6% in the same periods last year.

•Cash, cash equivalents, short-term and long-term investments were $3.41 billion as of September 30, 2025.

•Deferred revenue was $6.65 billion, including short-term deferred revenue of $3.46 billion, as of September 30, 2025.

•Cash flows from operating activities were $1.97 billion during the nine months ended September 30, 2025, an increase of $189.9 million, or 11%, compared to the same period last year.

Revenue continues to be diversified globally, which remains a key strength of our business. During the three months ended September 30, 2025, the EMEA region, the Americas region and the APAC region contributed 41%, 40% and 19% of our total revenue, respectively, and revenue grew 19%, 9% and 16% in these regions compared to the same period last year, respectively. During the nine months ended September 30, 2025, EMEA, the Americas and APAC regions contributed 41%, 40% and 19% of our total revenue, respectively, and revenue grew by 18%, 11% and 12% in these regions compared to the same period last year, respectively.

Product revenue increased 18% and 14% during the three and nine months ended September 30, 2025, respectively, compared to the same periods last year. We experienced product revenue growth across our hardware products and software licensing, which mainly benefited from growth in secure networking hardware products and term licenses. We expect our product revenue to continue to grow for the remainder of 2025.

Service revenue growth during the three and nine months ended September 30, 2025 was 13% and 14%, respectively, as compared to the same periods last year, primarily driven by the strength of our security subscription revenue, which grew 13% and 15%, respectively. The increase was primarily due to the recognition of service revenue from our growing deferred revenue balance related to FortiGuard and other security subscriptions delivered to on-premise and cloud-based environments and strength in unified SASE and SecOps. We expect our service revenue to continue to grow for the remainder of 2025.

Our billings were diversified on a geographic basis. During the three months ended September 30, 2025, six countries represented approximately 50% of our billings and the remaining approximately 50% in the aggregate were from over 100 countries that each individually contributed less than 3% of our billings.

Total gross margin decreased 1.7 percentage points during the three months ended September 30, 2025 compared to the same period last year, primarily driven by reduced benefit from net release of inventory related reserves and increased cloud service costs. Total gross margin increased 0.4 percentage points during the nine months ended September 30, 2025 compared to the same period last year, primarily driven by increased product gross margin benefiting from lower impact of inventory reserves in comparison to the nine months ended September 30, 2024. Our overall gross margin for the full year of 2025 will be impacted by service and product revenue mix and their respective gross margins. We do not expect our product gross margin to significantly change for the full year 2025 as compared to 2024. We expect our service gross margin to decrease for the full year of 2025 compared to 2024, as we expand our data center footprint and colocation and cloud hosting capacity to support the growth in our unified SASE and SecOps offerings. We currently do not expect the U.S. tariffs to have a meaningful impact on our gross margin. If tariffs increase in the future, we expect any resulting impact on our gross margin to mostly be on our hardware sales to U.S. customers.

Operating expenses as a percentage of revenue decreased 2.3 and 0.8 percentage points during the three and nine months ended September 30, 2025, respectively, compared to the same periods last year, mainly because our revenue growth outpaced our personnel costs growth. Headcount increased to 15,015 employees as of September 30, 2025, a 7% increase compared to 13,986 as of September 30, 2024.

Operating margin increased 0.5 and 1.2 percentage points during the three and nine months ended September 30, 2025, respectively, driven by revenue growth exceeding expense growth, resulting in improved operating leverage. For the full year 2025, we expect operating margin to be relatively consistent to 2024. Total revenue is expected to be higher in 2025 compared to the prior year, while our expenses have also increased due to headcount investments in sales and marketing, product development and the continued investments in data centers and real estate. In addition, our operating expenses have increased compared to 2024 and we expect that trend to continue in part due to a weaker U.S. dollar compared to many foreign currencies, as a portion of our expenses are incurred and paid in currencies other than the U.S. dollar.

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

	Three Months Ended Or As Of
	September 30, 2025	September 30, 2024
	(in millions)
Revenue	$1,724.9	$1,508.1
Deferred revenue	$6,650.4	$6,011.7
Billings (non-GAAP)	$1,807.7	$1,582.2
Net cash provided by operating activities	$655.2	$608.1
Free cash flow (non-GAAP)	$567.5	$571.8

Deferred revenue. Our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue. The majority of our deferred revenue balance consists of the unrecognized portion of service revenue from FortiGuard and other security subscriptions and FortiCare technical support service contracts, which is recognized as revenue ratably over the service term. We monitor our deferred revenue balance, short-term and total deferred revenue growth and the mix of short-term and long-term deferred revenue because deferred revenue represents a significant portion of free cash flow and of revenue to be recognized in future periods. Deferred revenue was $6.65 billion as of September 30, 2025, an increase of $289.5 million, or 5%, from December 31, 2024. Short-term deferred revenue was $3.46 billion as of September 30, 2025, an increase of $184.3 million, or 6%, from December 31, 2024.

Billings (non-GAAP). We define billings as revenue recognized in accordance with GAAP plus the change in deferred revenue from the beginning to the end of the period less any deferred revenue balances acquired from business combinations during the period. We consider billings to be a useful metric for management and investors because billings drive current and future revenue, which is an important indicator of the health and viability of our business and cash flows. There are a number of limitations related to the use of billings instead of GAAP revenue. First, billings include amounts that have not yet been recognized as revenue and are impacted by the term of security subscription and support agreements. Second, we may calculate billings in a manner that is different from peer companies that report similar financial measures. Management accounts for these limitations by providing specific information regarding GAAP revenue and evaluating billings together with GAAP revenue. Total billings were $1.81 billion for the three months ended September 30, 2025, an increase of 14% compared to $1.58 billion in the same period last year.

A reconciliation of revenue, the most directly comparable financial measure calculated and presented in accordance with GAAP, to billings is provided below:

	Three Months Ended
	September 30, 2025	September 30, 2024
	(in millions)
Billings:
Revenue	$1,724.9	$1,508.1
Add: Change in deferred revenue	82.8	115.5
Less: Deferred revenue balance acquired in business combinations	—	(41.4)
Total billings (non-GAAP)	$1,807.7	$1,582.2

Free cash flow (non-GAAP). We define free cash flow as net cash provided by operating activities minus purchases of property and equipment and excluding any significant non-recurring items. We believe free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that, after capital expenditures, can be used for strategic opportunities, including repurchasing outstanding common stock, investing in our business, making strategic acquisitions and strengthening the balance sheet. A limitation of using free cash flow rather than the GAAP measures of cash provided by or used in operating activities, investing activities, and financing activities is that free cash flow does not represent the total increase or decrease in the cash and cash equivalents balance for the period because it excludes cash flows from significant non-recurring items, investing activities other than capital expenditures and cash flows from financing activities. Management accounts for this limitation by providing information about our capital expenditures and other investing and financing activities on the condensed consolidated statements of cash flows and under “Liquidity and Capital Resources” and by presenting cash flows from investing and financing activities in our reconciliation of free cash flow. In addition, it is important to note that other companies, including companies in our industry, may not use free cash flow, may calculate free cash flow in a different manner than we do or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of free cash flow as a comparative measure. A reconciliation of net cash provided by operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP, to free cash flow is provided below:

	Three Months Ended
	September 30, 2025	September 30, 2024
	(in millions)
Free Cash Flow:
Net cash provided by operating activities	$655.2	$608.1
Less: Purchases of property and equipment	(87.7)	(36.3)
Free cash flow (non-GAAP)	$567.5	$571.8
Net cash used in investing activities	$(175.8)	$(327.1)
Net cash provided by (used in) financing activities	$(1,851.9)	$3.0

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

There were no material changes to our critical accounting policies and estimates as of and for the nine months ended September 30, 2025, as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K filed with the SEC on February 21, 2025 (the “Form 10-K”).

See Note 1 of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.

Results of Operations

Three Months Ended September 30, 2025 and 2024

Revenue

	Three Months Ended
	September 30, 2025		September 30, 2024
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	(in millions, except percentages)
Revenue:
Product	$559.3	32%	$473.9	31%	$85.4	18%
Service	1,165.6	68	1,034.2	69	131.4	13
Total revenue	$1,724.9	100%	$1,508.1	100%	$216.8	14%
Revenue by geography:
Americas	$680.5	40%	$624.0	41%	$56.5	9%
EMEA	713.7	41	599.3	40	114.4	19
APAC	330.7	19	284.8	19	45.9	16
Total revenue	$1,724.9	100%	$1,508.1	100%	$216.8	14%
Percentages have been rounded for presentation purposes and may differ from unrounded results.

Total revenue increased $216.8 million, or 14%, during the three months ended September 30, 2025 compared to the same period last year. We continued to experience diversification of revenue geographically, and across customer and industry verticals. Revenue from all regions grew, with EMEA contributing the largest portion of the increase on an absolute dollar basis and on a percentage basis.

Product revenue increased $85.4 million, or 18%, during the three months ended September 30, 2025 compared to the same period last year. We experienced product revenue growth across our hardware products and software licensing, mainly driven by growth in secure networking hardware products and term licenses.

Service revenue increased $131.4 million, or 13%, during the three months ended September 30, 2025 compared to the same period last year. Security subscription revenue increased $76.2 million, or 13%, and technical support and other services revenue increased $55.2 million, or 13%, during the three months ended September 30, 2025 compared to the same period last year. The increase was primarily due to the recognition of revenue from our growing deferred revenue balance related to FortiGuard and other security subscriptions delivered to on-premise and cloud-based environments and growth in SaaS solutions, including unified SASE and SecOps.

Of the service revenue recognized during the three months ended September 30, 2025, 90% was included in the deferred revenue balance as of June 30, 2025. Of the service revenue recognized during the three months ended September 30, 2024, 88% was included in the deferred revenue balance as of June 30, 2024.

Cost of revenue and gross margin

	Three Months Ended
	September 30, 2025	September 30, 2024	Change	% Change
	(in millions, except percentages)
Cost of revenue:
Product	$180.7	$136.1	$44.6	33%
Service	151.0	127.3	23.7	19
Total cost of revenue	$331.7	$263.4	$68.3	26%
Gross margin (%):
Product	67.7%	71.3%
Service	87.0	87.7
Total gross margin	80.8%	82.5%

Total gross margin decreased 1.7 percentage points during the three months ended September 30, 2025 compared to the same period last year, primarily driven by decreased product and service gross margins.

Product gross margin decreased 3.6 percentage points during the three months ended September 30, 2025 compared to the same period last year, primarily due to reduced benefit from net release of inventory related reserves. Cost of product revenue was comprised primarily of third-party contract manufacturers’ costs, and costs of materials used in production.

Service gross margin decreased 0.7 percentage points during the three months ended September 30, 2025 compared to the same period last year, primarily driven by an increase in cloud service costs as a result of our acquisitions and investment in data centers and related infrastructure, partially offset by service revenue growth outpacing labor, replacement, and repair costs increase. Cost of service revenue was comprised primarily of personnel-related costs, replacement and repair costs, cloud service costs from owned data centers, colocation providers and cloud service providers, infrastructure depreciation and related operating costs, software and delivery costs, and facility-related costs.

Operating expenses

	Three Months Ended				Change	% Change
	September 30, 2025		September 30, 2024
	Amount	% of Revenue	Amount	% of Revenue
	(in millions, except percentages)
Operating expenses:
Research and development	$202.4	12%	$187.3	12%	$15.1	8%
Sales and marketing	583.5	34	515.9	34	67.6	13
General and administrative	61.4	4	71.7	5	(10.3)	(14)
Gain on intellectual property matters	(1.4)	—	(1.1)	—	(0.3)	27
Total operating expenses	$845.9	49%	$773.8	51%	$72.1	9%
Percentages have been rounded for presentation purposes and may differ from unrounded results.
Research and development

Research and development expense increased $15.1 million, or 8%, during the three months ended September 30, 2025 compared to the same period last year, primarily due to an increase of $12.1 million in personnel-related costs as a result of increased headcount and compensation rates to support the development of new products and continued enhancements to our existing products and the impact of the recent acquisitions. In addition, non-personnel-related product development costs increased $4.0 million. We currently intend to continue investing in our research and development organization, and expect research and development expense to increase in absolute dollars year over year during the remainder of 2025.

Sales and marketing

Sales and marketing expense increased $67.6 million, or 13%, during the three months ended September 30, 2025 compared to the same period last year, primarily due to an increase of $53.6 million in personnel-related costs, an increase of $5.6 million in marketing program and related expenses, an increase of $4.1 million in amortization expense of certain intangible assets and unfavorable impact of foreign currency fluctuations. We currently intend to continue to make investments in sales and marketing resources, which are critical to support our future growth, and expect our sales and marketing expense to increase in absolute dollars year over year during the remainder of 2025.

General and administrative

General and administrative expense decreased $10.3 million, or 14%, during the three months ended September 30, 2025 compared to the same period last year, primarily due to a decrease of $7.6 million in legal related fees and other professional services fees and a decrease of $1.3 million in personnel-related costs. We expect our general and administrative expense to be relatively consistent in absolute dollars year over year during the remainder of 2025.

Operating income and margin

We generated operating income of $547.3 million during the three months ended September 30, 2025, an increase of $76.4 million, or 16%, compared to $470.9 million in the same period last year. Operating margin was 31.7% during the three months ended September 30, 2025, compared to 31.2% in the same period last year. The 0.5 percentage points increase in operating margin was primarily due to 1.2, 0.6 and 0.4 percentage points decreases in general and administrative expense, research and development expense and sales and marketing expense as a percentage of revenue, respectively, partially offset by 1.7 percentage points decrease in gross margin.

Interest income, interest expense and other income—net

	Three Months Ended
	September 30, 2025	September 30, 2024	Change	% Change
	(in millions, except percentages)
Interest income	$40.7	$42.4	$(1.7)	(4)%
Interest expense	$(6.2)	$(5.0)	$(1.2)	24%
Other income—net	$13.0	$118.1	$(105.1)	(89)%

Interest income and interest expense remained comparatively flat during the three months ended September 30, 2025 compared to the same period last year. Other income—net decreased $105.1 million during the three months ended September 30, 2025 compared to the same period last year, primarily due to a gain on bargain purchase of $106.3 million during the three months ended September 30, 2024 related to our acquisition of Lacework.

Provision for income taxes

	Three Months Ended		Change	% Change
	September 30, 2025	September 30, 2024
	(in millions, except percentages)
Provision for income taxes	$120.7	$81.2	$39.5	49%
Effective tax rate (%)	20%	13%

Our effective tax rate was 20% for the three months ended September 30, 2025 compared to an effective tax rate of 13% for the same period last year. The provision for income taxes for the three months ended September 30, 2025 was primarily comprised of U.S. federal and state taxes, withholding taxes and foreign taxes totaling $141.0 million, which was favorably affected by a tax benefit of $11.1 million from the foreign-derived intangible income deduction (the “FDII deduction”) and excess tax benefits from stock-based compensation expense of $9.2 million.

The provision for income taxes for the three months ended September 30, 2024 was comprised of U.S. federal and state taxes, withholding taxes, and foreign taxes totaling $123.6 million, which were favorably affected by a tax benefit of $33.1 million from the FDII deduction and excess tax benefits from stock-based compensation expense of $9.3 million.

On July 4, 2025, H.R. 1, the Act commonly referred to as the One Big Beautiful Bill Act, was enacted. The Act makes permanent certain elements of the Tax Cuts and Jobs Act, including immediate expensing of U.S. research and development expenditures, immediate expensing of certain eligible assets, and various modifications to the international tax framework. The income tax effects of the Act have been recognized in our provision for income taxes as of September 30, 2025. As a result of the Act, our cash paid for income taxes in 2025 could reduce by approximately $100 million to $150 million, while our GAAP effective tax rate for 2025 could increase by approximately one percentage point.

Loss from equity method investments

	Three Months Ended		Change	% Change
	September 30, 2025	September 30, 2024

	(in millions, except percentages)
Loss from equity method investments	$(0.2)	$(5.3)	$5.1	(96)%

Loss from equity method investments decreased $5.1 million during the three months ended September 30, 2025 compared to the same period last year which included a $5.2 million loss due to our proportionate share of Linksys’ financial results including our share of the amortization of the basis differences during the three months ended September 30, 2024.

Nine Months Ended September 30, 2025 and 2024

Revenue

	Nine Months Ended
	September 30, 2025		September 30, 2024
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	(in millions, except percentages)
Revenue:
Product	$1,527.3	31%	$1,334.7	31%	$192.6	14%
Service	3,367.3	69	2,961.0	69	406.3	14
Total revenue	$4,894.6	100%	$4,295.7	100%	$598.9	14%
Revenue by geography:
Americas	$1,969.1	40%	$1,776.3	41%	$192.8	11%
EMEA	2,009.2	41	1,703.9	40	305.3	18
APAC	916.3	19	815.5	19	100.8	12
Total revenue	$4,894.6	100%	$4,295.7	100%	$598.9	14%

Total revenue increased $598.9 million, or 14%, during the nine months ended September 30, 2025 compared to the same period last year. We continued to experience diversification of revenue geographically, and across customer and industry verticals. Revenue from all regions grew, with EMEA contributing the largest portion of the increase on an absolute dollar basis and on a percentage basis.

Product revenue increased $192.6 million, or 14%, during the nine months ended September 30, 2025 compared to the same period last year. We experienced product revenue growth across our hardware products and software licensing, mainly driven by growth in secure networking hardware products and term licenses.

Service revenue increased $406.3 million, or 14%, during the nine months ended September 30, 2025 compared to the same period last year. Security subscription revenue increased $248.1 million, or 15%, and technical support and other services revenue increased $158.2 million, or 12%, during the nine months ended September 30, 2025 compared to the same period last year. The increase was primarily due to the recognition of revenue from our growing deferred revenue balance related to FortiGuard and other security subscriptions delivered to on-premise and cloud-based environments and growth in SaaS solutions, including unified SASE and SecOps.

Of the service revenue recognized during the nine months ended September 30, 2025 and 2024, 77% was included in the deferred revenue balance as of December 31, 2024 and 2023 in each period.

Cost of revenue and gross margin

	Nine Months Ended
	September 30, 2025	September 30, 2024	Change	% Change
	(in millions, except percentages)
Cost of revenue:
Product	$496.5	$474.0	$22.5	5%
Service	443.2	369.1	74.1	20
Total cost of revenue	$939.7	$843.1	$96.6	11%
Gross margin (%):
Product	67.5%	64.5%
Service	86.8	87.5
Total gross margin	80.8%	80.4%

Total gross margin increased 0.4 percentage points during the nine months ended September 30, 2025 compared to the same period last year, driven by increased product gross margin, partially offset by decreased service gross margin.

Product gross margin increased 3.0 percentage points during the nine months ended September 30, 2025 compared to the same period last year, as inventory related reserves expense decreased and normalized as compared to the elevated levels we saw in the nine months ended September 30, 2024. Cost of product revenue was comprised primarily of third-party contract manufacturers’ costs and costs of materials used in production.

Service gross margin decreased 0.7 percentage points during the nine months ended September 30, 2025 compared to the same period last year, primarily due to an increase in cloud service costs, partially offset by service revenue growth outpacing labor, replacement, and repair costs increase. Cost of service revenue was comprised primarily of personnel-related costs, replacement and repair costs, cloud services costs from owned data centers, colocation providers and cloud service providers, infrastructure depreciation and related operating costs, software and delivery costs, and facility-related costs.

Operating expenses

	Nine Months Ended				Change	% Change
	September 30, 2025		September 30, 2024
	Amount	% of Revenue	Amount	% of Revenue
	(in millions, except percentages)
Operating expenses:
Research and development	$610.5	13%	$525.7	12%	$84.8	16%
Sales and marketing	1,718.2	35	1,518.3	35	199.9	13
General and administrative	176.1	4	182.7	4	(6.6)	(4)
Gain on intellectual property matters	(9.0)	—	(3.4)	—	(5.6)	165
Total operating expenses	$2,495.8	51%	$2,223.3	52%	$272.5	12%

Percentages have been rounded for presentation purposes and may differ from unrounded results.
Research and development

Research and development expense increased $84.8 million, or 16%, during the nine months ended September 30, 2025 compared to the same period last year, primarily due to an increase of $64.2 million in personnel-related costs as a result of increased headcount and compensation rates to support the development of new products and continued enhancements to our existing products and the impact of the recent acquisitions. In addition, non-personnel-related product development costs increased $23.3 million.

Sales and marketing

Sales and marketing expense increased $199.9 million, or 13%, during the nine months ended September 30, 2025 compared to the same period last year, primarily due to an increase of $153.9 million in personnel-related costs. In addition, marketing program and related expenses increased $18.2 million and amortization expense of certain intangible assets increased $13.3 million.

General and administrative

General and administrative expense decreased $6.6 million, or 4%, during the nine months ended September 30, 2025 compared to the same period last year, primarily due to a decrease of $7.3 million in legal related fees and other professional services fees, partially offset by an increase of $1.4 million in personnel-related costs.

Operating income and margin

We generated operating income of $1.46 billion during the nine months ended September 30, 2025, an increase of $229.8 million, or 19%, compared to $1.23 billion in the same period last year. Operating margin was 29.8% during the nine months ended September 30, 2025, compared to 28.6% in the same period last year. The 1.2 percentage points increase in operating margin was primarily due to 0.7 and 0.2 percentage points decrease in general and administrative expense and sales and marketing expense as a percentage of revenue, respectively, and 0.4 percentage points increase in gross margin, partially offset by 0.2 percentage points increase in research and development expense as a percentage of revenue.

Interest income, interest expense and other income—net

	Nine Months Ended
	September 30, 2025	September 30, 2024	Change	% Change
	(in millions, except percentages)
Interest income	$130.0	$112.9	$17.1	15%
Interest expense	$(15.7)	$(15.1)	$(0.6)	4%
Other income—net	$58.0	$113.0	$(55.0)	(49)%

Interest income increased $17.1 million during the nine months ended September 30, 2025 compared to the same period last year, primarily due to higher average investment balances as we had higher purchases of investments net of sales and maturities. Interest income varies depending on our average investment balances during the period, types and mix of investments, and interest rates. Interest expense remained comparatively flat during the nine months ended September 30, 2025 compared to the same period last year. Other income—net decreased $55.0 million during the nine months ended September 30, 2025 compared to the same period last year, primarily due to a $66.4 million decrease in gains on bargain purchases – we recorded a gain on bargain purchase of $39.9 million related to our acquisition of Linksys during the first quarter of 2025 as compared to a gain on bargain purchase of $106.3 million related to our acquisition of Lacework recorded during the third quarter of 2024 – partially offset by a $7.3 million decrease in foreign currency exchange loss and a $4.8 million increase in net rental income from real estate leases.

Provision for income taxes

	Nine Months Ended		Change	% Change
	September 30, 2025	September 30, 2024
	(in millions, except percentages)
Provision for income taxes	$294.3	$197.2	$97.1	49%
Effective tax rate (%)	18%	14%

Our effective tax rate was 18% for the nine months ended September 30, 2025 compared to an effective tax rate of 14% for the same period last year. The provision for income taxes for the nine months ended September 30, 2025 was primarily comprised of U.S. federal and state taxes, withholding taxes and foreign taxes that were $384.2 million and a tax provision of $30.6 million related to the derecognition of deferred tax assets from the business combination with Linksys. This provision for income taxes was favorably affected by a tax benefit of $62.0 million from the FDII deduction, and excess tax benefits from stock-based compensation expense of $58.5 million.

The provision for income taxes for the nine months ended September 30, 2024 was comprised of U.S. federal and state taxes, withholding taxes, and foreign taxes that were $315.0 million, which were favorably affected by a tax benefit of $84.0 million from the FDII deduction, and excess tax benefits from stock-based compensation expense of $33.8 million.

Gain (loss) from equity method investments

	Nine Months Ended		Change	% Change
	September 30, 2025	September 30, 2024

	(in millions, except percentages)
Gain (loss) from equity method investments	$10.3	$(23.9)	$34.2	*
* not meaningful

The $34.2 million change in gain (loss) from equity method investments during the nine months ended September 30, 2025 compared to the same period last year was primarily driven by a $10.8 million gain related to our acquisition of Linksys in the first quarter of 2025 and a $15.4 million loss due to our proportionate share of Linksys’ financial results including our share of amortization of the basis differences and an OTTI charge of $8.0 million during the nine months ended September 30, 2024.

Liquidity and Capital Resources

	As of
	September 30, 2025	December 31, 2024
	(in millions)
Cash and cash equivalents	$1,995.7	$2,875.9
Short-term investments	1,127.7	1,190.6
Long-term investments	289.1	—
Total cash, cash equivalents and investments	$3,412.5	$4,066.5
Working capital	$127.4	$1,910.8

	Nine Months Ended
	September 30, 2025	September 30, 2024
	(in millions)
Net cash provided by operating activities	$1,970.4	$1,780.5
Net cash used in investing activities	(552.8)	(647.5)
Net cash used in financing activities	(2,298.8)	(41.3)
Effect of exchange rate changes on cash and cash equivalents	1.0	(0.3)
Net increase (decrease) in cash and cash equivalents	$(880.2)	$1,091.4

Liquidity and capital resources are primarily impacted by our operating activities, as well as repurchases of our common stock, real estate purchases and other capital expenditures, investment grade debt balance, payments of taxes in connection with the net settlement of equity awards, proceeds from the issuance of common stock and business combinations.

In recent years, we have received significant capital resources from our billings to customers, issuance of investment grade debt and, to some extent, from the exercise of stock options by our employees. Additional increases in billings may depend on a number of factors, including demand for and availability of our products and services, competition, pricing actions, market or industry changes, macroeconomic events such as rising inflation and changing interest rates, economic strength, supply chain capacity and disruptions, tariffs and other trade restrictions, international conflicts, including the war in Ukraine or tensions between China and Taiwan, an increase in installment billings, and our ability to execute. We expect proceeds from the exercise of stock options in future years to continue to be impacted by the increased mix of restricted stock units and performance stock units versus stock options granted to our employees and to vary based on our share price.

In August 2025, our board of directors approved a $1.0 billion increase in the authorized stock repurchase amount under the Repurchase Program and extended the term of the Repurchase Program to February 28, 2027, bringing the aggregate amount authorized for repurchases to $9.25 billion of our outstanding common stock through February 28, 2027. During the nine months ended September 30, 2025, we repurchased 27.9 million shares of common stock under the Repurchase program for an aggregate purchase price of $2.23 billion. As of September 30, 2025, approximately $795.9 million remained available for future share repurchases. Refer to Note 11. Equity Plans and Share Repurchase Program.

We expect to continue to increase our data center, PoP, office and warehouse capacity to support growth and the expansion of existing services or introduction of new services. As we purchase new properties, we will work to incorporate these properties into the environmental goals we have established. We estimate capital expenditures to be between approximately $60 million and $110 million for the fourth quarter of 2025.

We believe that our cash provided by operating activities, together with our existing cash, cash equivalents and investments will be sufficient to meet our anticipated cash needs and do not currently intend to retire our Senior Notes early. Refer to Note 9. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the Senior Notes. As of September 30, 2025, the current portion of long-term debt and long-term debt, net of unamortized discount and debt issuance costs, were $995.9 million.

We purchase components of our inventory from certain suppliers and use several independent contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. A significant portion of our reported purchase commitments arising from these agreements consists of firm, non-cancelable and unconditional commitments. Certain of these inventory purchase commitments with contract manufacturers and suppliers relate to arrangements to secure supply and pricing for certain product components for multi-year periods. In certain instances, these agreements allow us the option to reschedule and adjust our requirements based on our business needs prior to firm orders being placed.

These inventory purchase commitments as of September 30, 2025 totaled $732.5 million, an increase of $141.4 million compared to $591.1 million as of December 31, 2024, as we continued to work with contract manufacturers and suppliers to optimize our inventory and purchase commitments position based on growth trends in customer demand. We record a liability for inventory purchase commitments in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of September 30, 2025 and December 31, 2024, the liability for these inventory purchase commitments was $35.2 million and $54.0 million, respectively, and was recorded in accrued liabilities on our condensed consolidated balance sheets.

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

We also have open purchase orders and contractual obligations in the ordinary course of business for which we have not received goods or services. As of September 30, 2025, we had $112.7 million in other contractual commitments having a remaining term in excess of one year that are non-cancelable.

There have been no significant changes to our leases as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

As of September 30, 2025, our cash, cash equivalents and short-term and long-term investments of $3.41 billion were invested primarily in deposit accounts, commercial paper, corporate debt securities, U.S. government and agency securities, certificates of deposit and term deposits, money market funds and marketable equity securities. It is our investment policy to invest excess cash in a manner that preserves capital, provides liquidity, and generates return without significantly increasing risk. We currently expect to repay the outstanding balance of the 2026 Senior Notes maturing on March 15, 2026 at the date of maturity. Based on current projections, we expect to have sufficient liquidity to fund this repayment and meet our operating requirements for at least the next 12 months and thereafter for the foreseeable future, including our foreseeable future supply obligations, capital expenditures and share repurchases.

The amount of cash, cash equivalents and investments held by our international subsidiaries was $250.6 million as of September 30, 2025 and $207.8 million as of December 31, 2024.

We believe that our existing cash and cash equivalents and cash flow from operations will be sufficient for at least the next 12 months to meet our requirements and plans for cash, including meeting our working capital requirements and capital expenditure requirements. In the long term, our ability to support our requirements and plans for cash, including our working capital and capital expenditure requirements will depend on many factors, including our growth rate, the timing and amount of our share repurchases and debt retirement, the expansion of sales and marketing activities, pricing actions, the introduction of new and enhanced products and services offerings, the continuing market acceptance of our products, the timing and extent of spending to support development efforts, our investments in purchasing, developing or leasing real estate, cash paid for taxes and macroeconomic impacts such as rising inflation and changing interest rates, changes in tariffs and other trade restrictions, impacts of international conflicts, including the war in Ukraine or tensions between China and Taiwan. Historically, we have required capital principally to fund our working capital needs, share repurchases, capital expenditures and acquisition activities. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all.

As of September 30, 2025, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Operating Activities

Cash generated by operating activities is our primary source of liquidity. It is primarily comprised of net income, as adjusted for non-cash items and changes in operating assets and liabilities. Non-cash adjustments consist primarily of amortization of deferred contract costs, stock-based compensation and depreciation and amortization. Changes in operating assets and liabilities consist primarily of changes in accounts receivable—net, deferred contract costs, deferred revenue, inventory, prepaid expenses and other current assets, accrued liabilities and accounts payable.

Our operating activities during the nine months ended September 30, 2025 provided cash flows of $1.97 billion as a result of the continued growth of our business, improved profitability and our ability to successfully manage our working capital. Changes in operating assets and liabilities were primarily driven by a decrease of $308.7 million in accounts receivable—net, an increase of $305.3 million in deferred contract costs and an increase of $288.1 million in our deferred revenue during nine months ended September 30, 2025. In addition, changes in operating assets and liabilities were driven by an increase of $109.1 million in inventory, an increase of $64.3 million in prepaid expenses and other current assets, a decrease of $15.5 million in accrued liabilities, and an increase of $11.5 million in accounts payable.

Investing Activities

The changes in cash flows from investing activities primarily relate to timing of purchases, maturities and sales of investments, purchases of property and equipment, investments in equity securities and business combinations. Historically, we have elected to own a facility if we believe that purchasing or developing buildings rather than leasing is more closely aligned with our long-term strategy. We expect to make similar decisions in the future. We may also make cash payments in connection with future business combinations.

During the nine months ended September 30, 2025, cash used in investing activities was $552.8 million, primarily driven by $322.0 million used for the purchases of property and equipment, $189.3 million spent for purchases of investments, net of maturities and sales of investments, and $41.6 million used for payments made in connection with business combinations, net of cash acquired.

Financing Activities

The changes in cash flows from financing activities primarily relate to repurchase and retirement of common stock, and taxes paid related to net share settlement of equity awards, net of proceeds from the issuance of common stock under the Amended Plan.

During the nine months ended September 30, 2025, cash used in financing activities was $2.30 billion, driven by $2.23 billion used to repurchase shares of our common stock and $66.1 million used to pay tax withholding related to net share settlement of equity awards, net of proceeds from the issuance of common stock.

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in our market risk during the nine months ended September 30, 2025 compared to the disclosures in Part II, Item 7A of the Form 10-K.

ITEM 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act as of September 30, 2025. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2025 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We rely on third-party channel partners for substantially all of our revenue. If our partners fail to perform, our ability to sell our products and services will be limited, and if we fail to optimize our channel partner model going forward, our operating results may be harmed. Additionally, a small number of distributors represents a large percentage of our revenue and accounts receivable, and one distributor accounted for 25% of our total net accounts receivable as of September 30, 2025.

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

Six distributor customers who purchase directly from us accounted for 63% of our total net accounts receivable in the aggregate as of September 30, 2025. See Note 14. Segment Information in Part I, Item 1 of this Quarterly Report on Form 10-Q for distributor customers accounted for 10% or more of our revenue or net accounts receivable. Our largest distributors may experience financial difficulties, face liquidity risk or other financial challenges, which may harm our ability to collect on our accounts receivable.

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

The market for network security products is intensely competitive and dynamic, and we expect competition to continue to intensify. We face many competitors across the different cybersecurity markets. Our competitors include companies such as Check Point Software Technologies Ltd., Cisco Systems, Inc. (“Cisco”), CrowdStrike Holdings, Inc. (“CrowdStrike”), F5 Networks, Inc., Hewlett-Packard Enterprise, Huawei Technologies Co., Ltd., Microsoft Corporation (“Microsoft”), Netskope Inc., Palo Alto Networks, Inc., SonicWALL, Inc., Sophos Group Plc, and Zscaler, Inc. (“Zscaler”).

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

As of September 30, 2025, we had an aggregate of $995.9 million of indebtedness outstanding under our Senior Notes. Under the agreements governing our indebtedness, we are permitted to incur additional debt. This debt, and any debt that we may incur in the future, may adversely affect our financial condition and future financial results by, among other things:

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

•costs of complying with, and the risks, reputational damage and other costs of non-compliance with, U.S. or other foreign laws and regulations for foreign operations, including the U.S. Foreign Corrupt Practices Act, the United Kingdom Bribery Act 2010, the General Data Protection Regulation (the “GDPR”), the Digital Operational Resilience Act (“DORA”), the EU Data Act, import and export control laws, trade laws and regulations, tariffs and retaliatory measures, trade barriers and economic sanctions;

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

We outsource the manufacturing of our security appliance products to contract manufacturing partners and original design manufacturing partners, including manufacturers with facilities located in Taiwan and other countries outside the United States such as Accton, IBASE, Micro-Star, Senao and Wistron. Our reliance on our third-party manufacturers reduces our control over the manufacturing process, exposing us to risks, including reduced control over quality assurance, costs, supply and timing and possible tariffs. Any manufacturing disruption related to our third-party manufacturers or their component suppliers for any reason, including global chip shortages, natural disasters and health emergencies such as earthquakes, fires, power outages, typhoons, floods, health pandemics and epidemics and manmade events such as civil unrest, labor disruption, cyber events, international trade disputes, tariffs, international conflicts, terrorism, wars or other foreign conflicts, such as the war in Ukraine or tensions between China and Taiwan, and critical infrastructure attacks, could impair our ability to fulfill orders. If we are unable to manage our relationships with these third-party manufacturers effectively, or if these third-party manufacturers experience delays, increased manufacturing lead-times, disruptions, capacity constraints or quality control problems in their manufacturing operations, or fail to meet our future requirements for timely delivery, our ability to ship products to our customers could be impaired and our business would be seriously harmed. Further, certain components for our products come from Taiwan and approximately 80% of our hardware is manufactured in Taiwan. Any increase in tensions between China and Taiwan, including threats of military actions or escalation of military activities, could adversely affect our manufacturing operations in Taiwan, which, given the large percentage of our hardware that is manufactured in Taiwan, could have significant impacts on our business and operations.

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

For example, the GDPR imposes stringent data handling requirements on companies that operate in the EU or receive or process personal data about individuals in the EU in certain contexts. Non-compliance with the GDPR could result in data protection audits and significant penalties, heavy fines imposed on us and bans on other businesses’ use of our services. Compliance with, and the other burdens imposed by, the GDPR and local regulatory authorities may limit our ability to operate or expand our business in the EU and could adversely impact our operating results. In July 2020, the European Court of Justice issued a judgment declaring invalid the EU-U.S. Privacy Shield Framework (the “Privacy Shield”) as a mechanism for the transfer of GDPR-regulated personal data to recipients in the United States and calling into question the validity of certain popular alternative mechanisms for addressing GDPR restrictions on transfers to the United States and other areas where we operate. The Privacy Shield has now been replaced with the EU-U.S. Data Privacy Framework, the UK Extension to the EU-U.S. Data Privacy Framework and the Swiss-U.S. Data Privacy Framework (collectively, the “Framework”) following certain changes to U.S. law intended to address the concerns underlying that court decision with respect to transfers of personal data to the United States. We are an active participant in the Framework. However, there remains a possibility that our business could be negatively impacted by restrictions on transfers of GDPR-regulated personal data (including transfers made by our customers) to other areas we operate. In addition, it is possible that the Framework may ultimately be deemed insufficient in a court case similar to the one that invalidated Privacy Shield. The mere possibility of this outcome, and our reliance on global data transfers within our corporate family and between us and our service providers, may create challenges for us to compete with companies that may be able to offer services in which personal data never exits the EU, thereby avoiding risks of noncompliance with GDPR data transfer restrictions.

In addition to the GDPR, the EU has also enacted legislation that would regulate non-personal data and establish new cybersecurity standards, and other countries, including the U.K., may similarly do so in the future. In particular, the EU Data Act entered into force in 2024 and imposes certain data and cloud service interoperability and switching obligations to enable users to switch between cloud service providers (as well as certain requirements concerning cross-border international transfers of non-personal data outside the EEA). Additionally, the EU’s Network and Information Security Directive II, adopted in 2023, regulates resilience and incident response capabilities of entities operating in a number of sectors, including the digital infrastructure sector and provides for EU member states to have issued implementing legislation by October 2024. Further, DORA became effective in January 2025 and imposes certain requirements on entities in the financial sector and their third-party cloud service providers related to managing and mitigating information and communication technology risk. If we are unable to transfer data, including personal data, between and among countries and regions in which we operate, or are otherwise required to modify our practices, including our data privacy and security controls and procedures, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

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

The market price of our common stock may be subject to wide fluctuations in response to, among other things, the risk factors described in this periodic report, news about us and our financial results, news about our competitors and their results, and other factors such as rumors or fluctuations in the valuation of companies perceived by investors to be comparable to us. For example, during the nine months ended September 30, 2025, the closing price of our common stock ranged from $74.39 to $114.57 per share.

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

In the past, many companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We currently are, and may be in the future, the target of this type of litigation. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

Share repurchases under the Repurchase Program could increase the volatility of the trading price of our common stock, could diminish our cash reserves, could occur at non-optimal prices and may not result in the most effective use of our capital.

In August 2025, our board of directors approved a $1.0 billion increase in the authorized stock repurchase amount under the Repurchase Program and extended the term of the Repurchase Program to February 28, 2027, bringing the aggregate amount authorized to be repurchased to $9.25 billion of our outstanding common stock through February 28, 2027. As of September 30, 2025, approximately $795.9 million remained available for future share repurchases. Share repurchases under the Repurchase Program could affect the price of our common stock, increase stock price volatility and diminish our cash reserves. In addition, an announcement of the reduction, suspension or termination of the Repurchase Program could result in a decrease in the trading price of our common stock. Moreover, our stock price could decline, resulting in repurchases made at non-optimal prices. Our failure to repurchase our stock at optimal prices may be perceived by investors as an inefficient use of our cash and cash equivalents, which could result in litigation that may have an adverse effect on our business, operating results and financial condition. In addition, while our board of directors carefully considers various alternative uses of our cash and cash equivalents in determining whether to authorize stock repurchases, there can be no assurance that the decision by our board of directors to repurchase stock would result in the most effective uses of our cash and cash equivalents, and there may be alternative uses of our cash and cash equivalents that would be more effective, such as investing in growing our business organically or through acquisitions.

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

ITEM 2.     Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share Repurchase Program

The following table provides information with respect to the shares of common stock we repurchased under the Repurchase Program during the three months ended September 30, 2025 (in millions, except average price paid per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2025	—	$—	—	$1,627.3
August 1 - August 31, 2025	17,940.4	$78.04	17,940.4	$1,227.3
September 1 - September 30, 2025	5,444.4	$79.25	5,444.4	$795.9
Total	23,384.8	$78.32	23,384.8

In August 2025, our board of directors approved a $1.0 billion increase in the authorized stock repurchase amount under the Repurchase Program and extended the term of the Repurchase Program to February 28, 2027, bringing the aggregate amount authorized to be repurchased to $9.25 billion of our outstanding common stock through February 28, 2027. As of September 30, 2025, approximately $795.9 million remained available for future share repurchases under the Repurchase Program.

ITEM 5.     Other Information

Rule 10b5-1 Trading Plans

No director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the three months ended September 30, 2025.

ITEM 6.     Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Incorporated by reference herein
		Form	Date	Exhibit Number

10.1*†	Change of Control Severance Agreement, effective as of May 15, 2025, between the Company and Christiane Ohlgart.	10-Q	August 8, 2025	10.1

10.2*†	Fortinet Strategic Advisory Council Member Agreement, dated as of August 5, 2025, between the Company and Keith Jensen.	10-Q	August 8, 2025	10.2

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 is formatted in inline XBRL.

________________________________

* Filed herewith.
# Furnished herewith.
† Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 6, 2025
FORTINET, INC.

	By:	/s/ Ken Xie
Ken Xie, Chief Executive Officer and Chairman
(Duly Authorized Officer and Principal Executive Officer)

Date: November 6, 2025
FORTINET, INC.

	By:	/s/ Christiane Ohlgart
Christiane Ohlgart, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer and Principal Accounting Officer)