Form 10-K
period 2025-12-31
Fortinet, Inc.
filed 2026-02-25
CIK 1262039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant, as of June 30, 2025, the last business day of the registrant’s most recently completed second quarter, was $56,846,175,983 (based on the closing price for shares of the registrant’s common stock as reported by The Nasdaq Global Select Market on that date). Shares of common stock held by each executive officer, director, and holder of 5% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 20, 2026, there were 739,923,583 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2026 Annual Meeting of Stockholders (“Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

FORTINET, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2025

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

•We have been, are currently and may in the future be susceptible to supply chain constraints, supply shortages and disruptions, long or less predictable lead times for components and finished goods and supply changes because some of the key components in our products come from limited sources of supply.

•During prior periods of supply chain disruption, including during the COVID-19 pandemic, we increased our purchase order commitments. Similar conditions could arise in the future, which may require us to accept or pay for components and finished goods regardless of our level of sales in a particular period, which may negatively or unpredictably impact our operating results and financial condition.

•Our billings, revenue and free cash flow growth, including our product and service billings and revenue, may slow, and our operating margins may decline, particularly if our billings and revenue do not improve or grow as anticipated, or if customer demand, renewal rates, pricing, competitive dynamics, implementation timing, cost structure, or macroeconomic conditions adversely affect our business, which could negatively impact our financial condition and results of operations.

•Our real estate assets, including construction, acquisitions, improvements, leasing activity, and ongoing maintenance and management of office buildings, warehouses, data centers and points of presence (“PoPs”), as well as data center operations, expansions or enhancements, could involve significant risks to our business.

•Any weakness in sales strategy, productivity, personnel, hiring and retention, and execution could negatively impact our results of operations.

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

•We generate a majority of billings, revenue and cash flow from sales outside of the United States, which may expose us to risks associated with international operations and may adversely affect our business, financial condition and results of operations.

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

•A portion of our revenue is generated by sales to government organizations and other adjacent customers, which are subject to a number of regulatory requirements, their own supply chain constraints and contractual requirements, challenges and risks, including impacts from geopolitical dynamics.

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

•Weakening product demand caused by geopolitical instability, changes in trade agreements, wars and foreign conflicts, such as the war in Ukraine, tensions between China and Taiwan or conflicts in the Middle East, could adversely affect our business and financial performance.

Part I
ITEM 1.    Business

Overview

Fortinet is a leader in cybersecurity, driving the convergence of networking and security. Our mission is to secure people, devices and data everywhere. Our integrated platform, the Fortinet Security Fabric, spans secure networking, unified Secure Access Service Edge (“SASE”) and artificial intelligence (“AI”)-driven security operations (“SecOps”). As of December 31, 2025, our end-customers were located in over 100 countries and included enterprises across a wide variety of market verticals, including financial services, retail, healthcare and operational technology (“OT”) market verticals, communication and security service providers, and government organizations. As a global company headquartered in Sunnyvale, California, our research and development is centered in the United States and Canada with a global footprint of support and centers of excellence around the world. As of December 31, 2025, we held 1,064 U.S. patents and a total of 1,405 global patents, including 321 AI-related patents. We have been recognized in over 140 enterprise analyst reports demonstrating both our vision and execution across security and networking products.

Our competitive differentiation lies in our core technologies, which together provide performance, security, flexibility and integration across diverse environments.

•FortiOS—Our unified operating system enables the convergence of networking and AI-powered security to enforce consistent policies across all form factors and edges. As the foundational engine of the Fortinet Security Fabric, FortiOS empowers organizations to unify management and analytics, providing network visibility and control at scale. FortiOS includes advanced encryption and other security technologies designed to address evolving cybersecurity threats, including emerging quantum-resistant cryptographic capabilities.

•FortiASIC—Our Application-Specific Integrated Circuit (“ASIC”)-based security processing units (“SPUs”) increase the speed, scale, efficiency and value of our solutions while reducing footprint and power requirements. From branch and campus to data center solutions, SPU-powered Fortinet appliances deliver superior Security Compute Ratings versus industry alternatives.

•FortiCloud—Our organically built global cloud infrastructure provides customers with global reach, flexible connectivity and cost savings. FortiCloud is our private cloud software as a service (“SaaS”) platform, powered by FortiStack, which is our secure SaaS platform operating as a private cloud service provider and leveraging software and hardware to optimize and secure all layers.

•FortiAI—FortiAI provides a dual-layered defense across the Fortinet Security Fabric through the AI for Security and Security for AI framework. Within AI for Security, FortiAI-Assist uses generative and agentic AI to support Network Operations Center (“NOC”) and Security Operations Center (“SOC”) teams in monitoring, analysis and response activities across enterprise environments. Security for AI comprises of FortiAI-Protect and FortiAI-SecureAI. FortiAI-Protect utilizes AI/Machine Learnings (“ML”) to address AI-driven threats and zero-day attacks, and support governance over generative AI (“GenAI”) applications, FortiAI-SecureAI focus on protecting an organization’s AI infrastructure, including large language models (“LLMs”) and Application Programming Interface (“APIs”), and preventing data leakage into and out of LLMs. FortiAI protects the AI ecosystem, infrastructure, models, workloads, data and supply chains, while leveraging unified AI intelligence across the Fortinet Security Fabric to defend against threats.

•FortiEndpoint—FortiEndpoint converges secure connectivity, endpoint protection and advanced capabilities like endpoint detection and response and Universal Zero Trust Network Access (“ZTNA”), into a single agent. It simplifies management and enhances visibility while reducing costs and complexity. The solution gives IT teams the visibility and control they need, while security teams benefit from automated threat detection and response. This minimizes the need for manual intervention and provides faster remediation of threats across environments.

•OT Security—The Fortinet Security Fabric enables security for OT systems and Cyber-Physical Systems (“CPS”), including converged IT/OT architectures. Our OT Security Platform is purpose-built to protect the engineered systems that underpin critical infrastructure and supply chains around the world. This includes securing energy and utilities systems, manufacturing environments, and transportation, utilizing FortiGuard OT Security Services. These offerings include security capabilities for CPS assets and tools that support centralized NOC and SOC functions.

These competitive differentiators provide networking and security professionals with a cyber security platform comprised of over 50 products across three solution pillars:

•Secure Networking—Our Secure Networking solutions focus on the convergence of networking and security via FortiOS, our networking and security operating system that is the foundation of our Fortinet Security Fabric platform and supports a broad range of functions that can be delivered via a physical, virtual, cloud or SaaS solutions. When delivered through our network firewall appliances, functionality is accelerated through our proprietary ASIC technology. These proprietary ASICs, allow our systems to scale, run multiple applications at higher performance, lower power consumption and perform more processor-intensive operations, such as inspecting encrypted traffic, including streaming video. Our network firewall offerings consist of a FortiGate, which can be deployed at branch, campus, data center, internal segmentation, private and public cloud to enable hybrid mesh firewall solutions, as well as encrypted applications (secure sockets layer (“SSL”) inspection, virtual private network and Internet Protocol Security connectivity). Our ability to converge networking and security also enables the ethernet to become an extension of our customers’ security infrastructure through FortiSwitch and FortiLink. FortiExtender secures 5G/LTE and remote ethernet extenders to connect and secure any branch environment. Our Secure Connectivity solution includes FortiSwitch secure ethernet switches, FortiAP wireless local area network access points and FortiExtender 5G connectivity gateways and Network Access Control (“NAC”) for securing Internet of Things (“IoT”) devices.

•Unified Secure Access Service Edge (SASE)—As applications move to the cloud and hybrid workforce is now the norm, enabling secure access for users with zero trust framework becomes important. The Fortinet Unified SASE solution includes a single-vendor SASE solution that includes firewall, SD-WAN, secure web gateway, cloud access services broker, Data Loss Prevention (“DLP”), Digital Experience Monitoring (“DEM”), Remote Browser Isolation (“RBI”) and ZTNA to deliver flexible secure access for all users. We are one of the few vendors to deliver consistent convergence and AI-powered security across Secure SD-WAN and SSE to enable a single-vendor SASE framework with a cloud-centric architecture powered by FortiOS. Our global and scalable cloud network includes over 190 PoPs to deliver a seamless secure access experience. Leveraging this global infrastructure, we believe we are well positioned to support customers expanding from SD-WAN to a single-vendor SASE platform. We also allow our customers to deploy our FortiSASE as Sovereign SASE, which provides control over the technology elements needed for a SASE solution. FortiSASE Sovereign delivers full SASE capabilities within infrastructure environments that organizations control, including on-premises, in private data centers or trusted colocation environments. Additionally, we offer a full suite of integrated cloud security solutions that enable customers to secure their applications from code to cloud. Our solutions include application security that includes web application firewalls, cloud network security with virtualized firewalls and cloud-native firewalls, cloud-native application protection and code security. We deliver a holistic approach to cloud security, offering a single unified platform, consolidating protection across multiple disparate tools, including coding, deploying, and running applications across hybrid and multi-clouds. Additionally, we also offer flexible consumption licensing programs that enable organizations to dynamically optimize their cloud security needs and investments as well as readily meet their cloud minimum spend commitment obligations with Cloud Service Providers. We continue to develop all the core SASE capabilities in a single operating system, FortiOS, including Next-Gen Firewall, SD-WAN, ZTNA, secure web gateway, cloud access security broker and DLP. This native integration of our Next-Gen Firewall, SD-WAN and SASE has become the New-Generation SASE Firewall.

•AI-Driven Security Operations (SecOps)—Our AI-Driven SecOps portfolio provides a suite of cybersecurity solutions that identify, protect, detect, respond and recover from threats, all integrated within the Fortinet Security Fabric. At the core is FortiAnalyzer, which serves as the central SOC platform with its unified data lake that provides: built-in security information and event management (“SIEM”); security, orchestration, automation, and response (“SOAR”); XDR and threat intelligence, enabling centralized visibility, analytics and automation with complete control. FortiSIEM delivers security information and event management for more advanced SOC requirements, while FortiSOAR enables automated orchestration and playbook-driven response. This solution set also includes FortiEndpoint, FortiNDR, FortiSandbox, FortiDeceptor, FortiDLP and FortiRecon, helping organizations achieve defense in depth, ensuring attackers face multiple layers of detection and mitigation across endpoints, networks, and applications. To bolster their security posture, organizations contending with staff shortages can tap into FortiGuard services, including SOC-as-a-Service (“SOCaaS”), Managed detection and response (“MDR”), Security Posture Assessment and Incident Response. Finally, FortiAI generative AI assistance streamlines operations, helping security teams stay ahead of an ever-evolving threat landscape.

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

FortiCare Technical Support Service is a technical support service, which provides customers access to experts to ensure efficient and effective operations and maintenance of their Fortinet solution. Global technical support is offered 24x7 with flexible add-ons, including enhanced service-level agreements (“SLAs”) and priority hardware replacement through in-country and local depots. Organizations have the flexibility to procure different levels of service for different solutions based on their availability needs. We offer three support options tailored to the needs of our enterprise customers: FortiCare Elite, FortiCare Premium and FortiCare Essential. The FortiCare Elite service aims to provide a 15-minute response time for key product families.

In addition to FortiCare solution based services, Advanced Support service options are available per account. These services are available for regional account support in three options: Core, Pro and Pro Plus, and can be available or provided on a global basis at the Pro and Pro Plus levels. Advanced Support brings support directly to each account, helping account holders to make their operations more effective and to plan and manage their solution lifecycle.

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

During the year ended December 31, 2025, we generated total revenue of $6.80 billion and net income of $1.85 billion. See Part II, Item 8 of this Annual Report on Form 10-K for more information on our consolidated balance sheets as of December 31, 2025 and 2024 and our consolidated statements of income, comprehensive income, stockholders’ equity (deficit), and cash flows for each of the three years ended December 31, 2025, 2024 and 2023.

We were incorporated in Delaware in November 2000. Our principal executive office is located at 909 Kifer Road, Sunnyvale, California 94086, and our telephone number at that location is (408) 235-7700.

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

Customers

Our end-customers are located in over 100 countries and include small, medium and large enterprises and government organizations across a wide range of industries, including financial services, government, manufacturing, retail, technology, education, healthcare and telecommunications. An end-customer deployment may involve as few as one or as many as dozens of different types of integrated products and services from across our broad portfolio that spans secure networking, unified SASE, and security operations. Depending on the solution or form factor purchased, customers may also access our products via the cloud through our data centers and PoPs, third-party colocations and cloud providers such as Amazon Web Services,

Microsoft Azure and Google Cloud. Often, our customers also purchase our FortiGuard and other security subscription services and FortiCare technical support services. Refer to Note 15. Segment Information in Part II, Item 8 of this Annual Report on Form 10-K for distributor customers accounted for 10% or more of our revenue or net accounts receivable.

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

Manufacturing and Suppliers

We outsource the manufacturing of our security appliance products to a variety of contract manufacturers and original design manufacturers. Our current manufacturing partners include Accton Technology (“Accton”), IBASE Technology, Inc. (“IBASE”), Micro-Star International Co. (“Micro-Star”), Senao Networks, Inc. (“Senao”), Wistron Corporation (“Wistron”), and a number of other manufacturers. Approximately 87% of our hardware is manufactured in Taiwan. We submit purchase orders to our contract manufacturers that describe the type and quantities of our products to be manufactured, the delivery date and other delivery terms. Once our products are manufactured, they are sent to either our warehouse in California, our warehouse in the Netherlands or to our logistics partner in Taoyuan City, Taiwan, where accessory packaging and quality-control testing are performed. We believe that outsourcing our manufacturing and a substantial portion of our logistics enables us to focus resources on our core competencies. Our proprietary ASICs, which are key to the performance of our appliances, are built by contract manufacturers including Toshiba America Electronic Components, Inc. (“Toshiba America”) and Renesas Electronics America, Inc. (“Renesas”). These contract manufacturers use foundries in Taiwan and Japan operated by either Taiwan Semiconductor Manufacturing Company Limited (“TSMC”) or by the contract manufacturer itself.

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

Additionally, we manage global memory component supply through diversified sourcing arrangements, strategic inventory planning and coordination with key supply chain partners. Memory components are obtained from multiple suppliers, and we continuously monitor availability, lead times and logistics conditions to support manufacturing continuity and delivery schedules. These actions are intended to mitigate supply volatility and maintain operational flexibility.

Our supply chain plays a critical role in providing safety for our customers and protection for our brand. Supply chain security management begins with establishing control of a qualified supplier base, which provides qualified and trusted components for use in design, development, manufacturing and post-sale product support.

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

•We develop our own Network Processors, Content Processors and System-on-Chip Application-Specific Integrated Circuits technology in-house.

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

Intellectual Property

We rely primarily on patent, trademark, copyright and trade secrets laws, confidentiality procedures and contractual provisions to protect our technology. We periodically have discussions with third parties regarding licensing our intellectual property (“IP”) and have sometimes taken legal action against competitors to protect our IP, and as a result third parties have paid us fees in return for licenses or covenants-not-to-sue related to Fortinet IP. As of December 31, 2025, we had 1,064 U.S. and a total of 1,405 global patents, and 365 pending U.S. and foreign patent applications. We also license software from third parties for inclusion in our products, including open source software and other software.

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

•sales and distribution capabilities;

•size and financial stability;

•breadth of product line;

•form factor of the solution; and

•other competitive differentiators.

Among others, our competitors include Check Point Software Technologies Ltd. (“Check Point”), Cisco Systems, Inc. (“Cisco”), CrowdStrike Holdings, Inc. (“CrowdStrike”), F5 Networks, Inc. (“F5 Networks”), Hewlett-Packard Enterprise (“HPE”), Huawei Technologies Co., Ltd. (“Huawei”), Microsoft Corporation (“Microsoft”), Netskope Inc. (“Netskope”), Palo Alto Networks, Inc. (“Palo Alto Networks”), SonicWALL, Inc. (“SonicWALL”), Sophos Group Plc (“Sophos”) and Zscaler, Inc. (“Zscaler”).

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

Human Capital Management

As of December 31, 2025, our total headcount was 15,109 employees, approximately 30% of whom were employed in the United States, approximately 20% of whom were employed in Canada and approximately 50% of whom were employed outside of the United States and Canada, primarily in Europe, Middle East and Africa (“EMEA”), consistent with our customer base. We do not own any manufacturing or research and development activities in China.

Our employees are the foundation of our innovation and cybersecurity leadership for the benefit of our customers. We understand there is a shortage of highly skilled employees for security companies like ours, and we believe that our success and competitive advantage depends largely on our ability to continue to attract and retain highly skilled employees. We believe we offer fair, competitive compensation and benefits, and we encourage a merit-based and inclusive culture. Our compensation programs for our employees include base pay, incentive compensation, opportunities for equity ownership where local statutes allow and employee benefits that promote well-being across different aspects of our employees’ lives, which may include health and welfare insurance, retirement benefits and paid time off.

As a global company, we value diversity of experience, skills and backgrounds across our workforce. Such commitment starts at the top, with a highly skilled and diverse board of directors. As of December 31, 2025, women represented approximately 40% of the members of our board of directors, and approximately 60% of our board of directors was from underrepresented communities.

We are also committed to community engagement and social responsibility with regards to our employees and beyond, and our board of directors has active oversight of such initiatives. Examples of our initiatives focused on our employees include our company matching program for employee charitable contributions, paid volunteering days (where applicable) and the free security training programs we offer to help with career development for our employees, in addition to the general public.

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

Corporate Sustainability

We are committed to responsible corporate sustainability practices and having a positive impact on the sustainability of our society and planet. We are a member of the Dow Jones Sustainability Indices — World and North America, and report to both Carbon Disclosure Project (“CDP”) and Ecovadis. Our approach to corporate sustainability is based on a strong corporate governance structure, starting with the Governance and Social Responsibility Committee (the “GSR Committee”) of our board of directors, which provides oversight of our Corporate Social Responsibility (“CSR”) strategy, initiatives and execution related to corporate sustainability matters. Our senior leadership sponsors the integration of CSR priorities via a CSR Committee, comprised of cross-functional team of senior leaders that drives CSR initiatives and functionality across the company including engaging with internal and external stakeholders to lead CSR execution, communications and disclosure via an annual Sustainability Report.

We recognize that environmental considerations such as climate change, resource scarcity and the energy crisis are top priorities for the future of our planet. We are committed to helping address climate change impacts and minimizing the environmental footprint of our solutions, operations and our broader value chain. We have completed our validation process and have been approved by the Science Based Targets Initiatives for a near-term target. We are engaged on a decarbonization path to reach zero emissions for our Scope 1 and Scope 2 emissions by 2030. In 2025, we maintained the ISO 14001 certification we obtained in 2023 for our largest company-owned warehouse in Union City, California, and have continued to be a leader on energy efficiency with the launch of our SP5 ASIC and our FortiGate-90G model. We have been certified to Environmental Product Declarations for our FortiGate 50G family. We also disclose our Scope 3 emissions, across all 12 relevant categories, as part of our annual reporting on sustainability.

We are committed to empower individuals within our organization and across the security industry to reach their full potential. We continue to focus on skilling, upskilling and reskilling individuals. As part of our Education Outreach Program, which focuses on creating a more diverse cybersecurity talent pool, we launched the Veterans Program Advisory Council to help build on the Veterans Program’s success in providing more cybersecurity training pathways for military veterans across the United States, the United Kingdom, Canada, Australia and New Zealand. We offered our Security Awareness Curriculum at no cost to primary and secondary schools across the same countries. We are involved in over 890 education partnerships across more than 100 countries and participates in public-private partnerships, including the World Economic Forum’s Cybersecurity Talent Framework.

Our approach to responsible business is based on strong corporate governance practices that aim to ensure accountability while meeting our responsibilities across our value chain, starting with our employees. Our board of directors regularly reviews our governance practices and in 2024 we formed our GSR committee which combined our Governance Committee with the Social Responsibility Committee to GSR Committee. Our Codes of Conduct apply to employees, partners and suppliers, and we have compliance trainings and controls in place. We have a risk management committee and steering committee to further enhance our anti-corruption program and we employ a thorough screening process for partners and suppliers, including continuous monitoring in high-risk zones, and resolution process for risk mitigation.

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

Our operating results have historically varied from period to period, and we expect that they will continue to do so as a result of a number of factors, many of which are outside of our control or may be difficult to predict, including:

•adverse economic conditions, including macroeconomic and regional economic challenges resulting, for example, from a recession, tariffs, disruptions of global supply chains or other economic downturn, increased inflation or possible stagflation in certain geographies, changing interest rates, the war in Ukraine, tensions between China and Taiwan, conflicts in the Middle East or other factors;

•policy changes and uncertainty with respect to immigration laws, trade policy and tariffs, including increased tariffs applicable to countries where we manufacture our products, foreign imports and tax laws related to international commerce;

•sales strategy, productivity, hiring and retention, and execution, and our ability to attract and retain new end-customers or sell additional products and services to our existing end-customers, including customer demand for platform solutions like ours versus point solutions;

•our ability to successfully anticipate market changes related to cloud-based solutions and to sell, support and meet service level agreements related to cloud-based solutions;

•component shortages, including chips and other components, and product inventory shortages, including those caused by factors outside of our control, such as international trade disputes or tariffs, labor or supply chain disruptions, inflation and other cost increases, international conflicts, terrorism, wars, such as the war in Ukraine, tensions between China and Taiwan, conflicts in the Middle East, critical infrastructure attacks, natural disasters, health emergencies, epidemics and pandemics, power outages and civil unrest;

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

•the impact to our business, the global economy, disruption of global supply chains and creation of significant volatility and disruption of the financial markets due to factors such as tariffs and policy disputes, increased inflation or possible stagflation in certain geographies, changing interest rates, the war in Ukraine, tensions between China and Taiwan, conflicts in the Middle East and other factors;

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

•any decreases in demand by channel partners or end-customers, including any such decreases caused by factors outside of our control such as international trade disputes or tariffs, labor or supply chain disruptions, inflation and other cost increases, international conflicts, terrorism, wars, such as the war in Ukraine, tensions between China and Taiwan, conflicts in the Middle East, critical infrastructure attacks, natural disasters, health emergencies, epidemics and pandemics, power outages and civil unrest;

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

•political, economic and social instability, including geo-political instability and uncertainty, such as that caused by the war in Ukraine, tensions between China and Taiwan, conflicts in the Middle East, and any disruption or negative impact on our ability to sell to, ship product to and support customers in certain regions based on trade restrictions, embargoes and export control law restrictions;

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

Our business depends on the overall demand for information technology and on the economic health of our current and prospective customers. In addition, the purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. Weak global and regional economic conditions and spending environments, based on a downturn in the economy, a possible recession and the effects of ongoing or increased inflation or possible stagflation in certain geographies, tariffs or other trade disruptions, changing interest rates, geopolitical instability and uncertainty, a reduction in information technology spending regardless of macroeconomic conditions, the effects of epidemics and pandemics and the impact of the war in Ukraine, tensions between China and Taiwan or conflicts in the Middle East could have a material adverse impacts on our financial condition and results of operations and our business, including resulting in longer sales cycles, lower prices for our products and services, increased component costs, higher default rates among our channel partners, reduced unit sales, lower prices and slower or declining growth. These can negatively impact our business by putting downward pressure on growth if we are unable to achieve the increases in product prices necessary to appropriately offset the additional costs in a manner sufficient to maintain margins. Any of these impacts may materially and adversely affect our business, financial condition, results of operations and liquidity.

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

Moreover, efforts to implement changes related to export or import regulations (including the imposition of new or increases in border taxes or tariff rates, changes in customs or tariffs classifications or modifications to tariff exemptions on foreign imports), trade barriers, economic sanctions and other related policies could harm our results of operations. While we do not currently expect tariffs to have a significant effect on our raw material and product import costs, if the United States expands increased tariffs, changes in customs or tariffs classifications or modifications to tariff exemptions or if retaliatory trade measures are taken by other countries in response to the U.S. tariffs, the cost of our products could increase, our operations could be disrupted or we could be required to raise our prices, which may result in the loss of customers and harm to our reputation and operating performance. U.S. tariffs, and any new or additional retaliatory tariffs that may be imposed by foreign countries, may also adversely affect our customers and, consequently, demand for our products. We are monitoring this evolving situation and there can be no assurance that we will be able to mitigate the impacts of any trade measures on our business, which could adversely impact our business, operating results, financial condition, and our stock price.

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

Our billings, revenue and free cash flow growth, including our product and service billings and revenue, may slow, and our operating margins may decline, particularly if our billings and revenue do not improve or grow as anticipated, or if customer demand, renewal rates, pricing, competitive dynamics, implementation timing, cost structure, or macroeconomic conditions adversely affect our business, which could negatively impact our financial condition and results of operations.

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

We rely on third-party channel partners for substantially all of our revenue. If our partners fail to perform, our ability to sell our products and services will be limited, and if we fail to optimize our channel partner model going forward, our operating results may be harmed. Additionally, a small number of distributors represents a large percentage of our revenue and accounts receivable, and one distributor accounted for 32% of our total net accounts receivable as of December 31, 2025.

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

Six distributor customers who purchase directly from us accounted for 67% and 69% of our total net accounts receivable in the aggregate as of December 31, 2025 and 2024, respectively. See Note 15. Segment Information in Part II, Item 8 of this Annual Report on Form 10-K for distributor customers accounted for 10% or more of our revenue or net accounts receivable. Our largest distributors may experience financial difficulties, face liquidity risk or other financial challenges, which may harm our ability to collect on our accounts receivable.

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

The market for network security products is intensely competitive and dynamic, and we expect competition to continue to intensify. We face many competitors across the different cybersecurity markets. Our competitors include companies such as Check Point, Cisco, CrowdStrike, F5 Networks, HPE, Huawei, Microsoft, Netskope, Palo Alto Networks, SonicWALL, Sophos, and Zscaler.

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

Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel, any failure to have in place and execute an effective succession plan for key executives or delays in hiring required personnel, particularly in engineering, sales and marketing, may seriously harm our business, financial condition and results of operations. From time to time, we experience turnover in our management-level personnel. For example, in May 2025, our former Chief Financial Officer, Keith Jensen, retired after 11 years at Fortinet. None of our key employees have an employment agreement for a specific term, and any of our employees may terminate their employment at any time. Our ability to continue to attract and retain highly skilled personnel will be critical to our future success.

Competition for highly skilled personnel is frequently intense, especially for qualified sales, support and engineering employees in network security and especially in the locations where we have a substantial presence and need for highly skilled personnel, such as the San Francisco Bay Area and the Vancouver, Canada, area. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs. In addition, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information. Changes in immigration laws, including changes to the rules regarding H1-B visas, may also harm our ability to attract personnel from other countries. Our inability to hire properly qualified and effective sales, support and engineering employees could harm our growth and our ability to effectively support growth.

We have incurred indebtedness and may incur other debt in the future, which may adversely affect our financial condition and future financial results.

As of December 31, 2025, we had an aggregate of $996.3 million of indebtedness outstanding under our Senior Notes. Under the agreements governing our indebtedness, we are permitted to incur additional debt. This debt, and any debt that we may incur in the future, may adversely affect our financial condition and future financial results by, among other things:

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

We market and sell our products throughout the world and have established sales offices in many parts of the world. Our international sales have represented a majority of our total revenue in recent periods. Therefore, we are subject to risks associated with having worldwide operations. We are also subject to a number of risks typically associated with international sales and operations, including:

•disruption in the supply chain or in manufacturing or shipping, or decreases in demand by channel partners or end-customers, including any such disruption or decreases caused by factors outside of our control such as international trade disputes or tariffs, labor or supply chain disruptions, inflation and other cost increases, international conflicts, terrorism, wars, such as the war in Ukraine, tensions between China and Taiwan, conflicts in the Middle East, critical infrastructure attacks, natural disasters, health emergencies, epidemics and pandemics, power outages and civil unrest;

•fluctuations in foreign currency exchange rates or a weakening of the U.S. dollar, as a significant portion of our expenses are incurred and paid in currencies other than the U.S. dollar, and such fluctuations may negatively affect our financial condition and results of operations;

•political instability, changes in trade agreements, tariffs and conflicts such as the war in Ukraine, tensions between China and Taiwan, conflicts in the Middle East and any expansions thereof, could adversely affect our business and financial performance;

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

•funding authorizations and requirements unique to government agencies, with funding or purchasing reductions or delays adversely affecting public sector demand for our products. Our business operations, contract awards, and revenue streams are subject to governmental actions, which may introduce risks to our financial performance and strategic growth. In addition, these actions could eliminate or reduce the operations of an agency that we work with, terminate employees with whom we have business relations with or cancel or modify a contract with us. Any failure to comply with these actions, shifts in federal procurement strategies, or budgetary reductions imposed by the agency could adversely impact our financial results, competitive positioning, and overall business operations; and

•geopolitical matters, including tariff and trade disputes, government shutdowns, impact of the war in Ukraine, tensions between China and Taiwan, conflicts in the Middle East, trade protectionism and other geopolitical dynamics that may adversely affect our ability to sell in certain locations or obtain the requisite permits and clearances required for certain purchases by government organizations of our products and services.

In addition, if we do not have certain certifications, this may restrict our ability to sell to certain customers until we have obtained the required certifications and we may not obtain the certifications in a timely manner or at all. For example, certain of our competitors may have decided to become certified under the U.S. Federal Risk and Authorization Management Program (“FedRAMP”), and until the time that we also certify under FedRAMP, we risk losing deals to certified competitors for deals where FedRAMP certification is a requirement.

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

Managing our inventory is complex, especially in times of supply chain disruption. Our channel partners may increase orders during periods of product shortages, cancel orders or not place orders commensurate with our expectations if their inventory is too high, return products or take advantage of price protection (if any is available to the particular partner) or delay orders in anticipation of new products, and accurately forecasting inventory requirements and demand can be challenging. Our channel partners also may adjust their orders in response to the supply of our products and the products of our competitors that are available to them and in response to seasonal fluctuations in end-customer demand. If we cannot manufacture and ship our products due to, for example, global chip shortages, excessive demand on contract manufacturers capacity, natural disasters and health emergencies such as earthquakes, fires, power outages, typhoons, floods, health pandemics and epidemics or manmade events such as civil unrest, labor disruption, tariffs, cyber events, international trade disputes, international conflicts, terrorism, wars or other foreign conflicts, such as the war in Ukraine, tensions between China and Taiwan or conflicts in the Middle East, and critical infrastructure attacks, our business and financial results could be materially and adversely impacted. Conflicts in the Middle East highlights potential risks associated with geopolitical instability in the region, including disruption to shipping routes, longer lead times for components and products, increased insurance costs for vessels passing through conflict zones, potential increased costs for shipping and products, and potential delays and interruptions in the supply chain. We may face challenges in sourcing materials, fulfilling orders and managing logistics efficiently, which could ultimately affect our operations, financial performance and overall business continuity. For example, as a result of the rapid global build-out of AI infrastructure, there is currently a global shortage of memory chips, which are a component in certain of our products. As a result, we are currently experiencing, and may continue to experience, constraints on the availability of memory chips. If we are unable to obtain sufficient quantities of memory chips on commercially reasonable terms, we have experienced, and may continue to experience, delays in the production and delivery of our products and increased costs to source available memory chips, any of which could harm our business, financial condition and results of operations. To mitigate increased hardware costs resulting from these shortages, we are implementing price increases, which may negatively impact demand for our products and may not be sufficient or timely to offset rising input costs, potentially resulting in margin compression and adversely affecting our business, financial condition and results of operations.

During prior periods of supply chain disruption, including during the COVID-19 pandemic we increased our purchase order commitments. Similar conditions could arise in the future, which may require us to accept or pay for components and finished goods regardless of our level of sales in a particular period, which may negatively or unpredictably impact our operating results and financial condition. For additional information and a further discussion of impacts and risks related to our purchase commitments with our suppliers, refer to Note 11. Commitments and Contingencies in Part II, Item 8 of this Annual Report on Form 10-K.

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

We outsource the manufacturing of our security appliance products to contract manufacturing partners and original design manufacturing partners, including manufacturers with facilities located in Taiwan and other countries outside the United States such as Accton, IBASE, Micro-Star, Senao and Wistron. Our reliance on our third-party manufacturers reduces our control over the manufacturing process, exposing us to risks, including reduced control over quality assurance, costs, supply and timing and possible tariffs. Any manufacturing disruption related to our third-party manufacturers or their component suppliers for any reason, including global chip shortages, natural disasters and health emergencies such as earthquakes, fires, power outages, typhoons, floods, health pandemics and epidemics and manmade events such as civil unrest, labor disruption, cyber events, international trade disputes, tariffs, international conflicts, terrorism, wars or other foreign conflicts, such as the war in Ukraine, tensions between China and Taiwan or conflicts in the Middle East, and critical infrastructure attacks, could impair our ability to fulfill orders. If we are unable to manage our relationships with these third-party manufacturers effectively, or if these third-party manufacturers experience delays, increased manufacturing lead-times, disruptions, capacity constraints or quality control problems in their manufacturing operations, or fail to meet our future requirements for timely delivery, our ability to ship products to our customers could be impaired and our business would be seriously harmed. Further, certain components for our products come from Taiwan and the majority of our hardware is manufactured in Taiwan. Any increase in tensions between China and Taiwan, including threats of military actions or escalation of military activities, could adversely affect our manufacturing operations in Taiwan, which, given the large percentage of our hardware that is manufactured in Taiwan, could have significant impacts on our business and operations. Any new restrictions that negatively impact our ability to receive supply of hardware components from Taiwan would negatively impact our business and financial results.

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

Although we generally have limitation of liability provisions in our standard terms and conditions of sale, they may not fully or effectively protect us from claims if exceptions apply or if the provisions are deemed unenforceable, and in some circumstances, we may be required to indemnify a customer in full, without limitation, for certain liabilities, including liabilities that are not contractually limited. The sale and support of our products also entail the risk of product liability claims. We maintain insurance to protect against certain claims associated with the use of our products, but our insurance coverage may not adequately cover any claim asserted against us, if at all, and in some instances may subject us to potential liability that is not contractually limited. In addition, even claims that ultimately are unsuccessful could result in our expenditure of funds in litigation and divert management’s time and other resources. Changes to our warranty reserve estimates could materially impact our gross margins and operating results.

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

We rely heavily on information technology to help manage critical functions such as order configuration, pricing and quoting, revenue recognition, financial forecasts, inventory and supply chain management and trade compliance reviews. In addition, we have been slow to adopt and implement certain automated functions, which could have a negative impact on our business. For example, our order processing relies on both manual data entry of customer purchase orders received through email and electronic data interchange. Due to the use of manual processes and the fact that we may receive a large volume of our orders in the last few weeks of any given quarter, an interruption in our email service or other systems could result in delayed order fulfillment and decreased billings and revenue for that quarter.

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

AI presents new risks and challenges that may affect our business. We have made, and expect to continue to make investments to integrate AI and ML technology into our solutions, as evidenced by our acquisition of Lacework. AI presents risks, challenges, and potentially unintended consequences that could impact our ability to effectively use AI successfully in our business. Given the nature of AI technology, we face an evolving regulatory landscape and significant competition from other companies. Our AI efforts may not be successful and our competitors may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively, reduce demand for our products and services and adversely affect our financial results. Increased competition from other companies implementing AI more effectively or rapidly could impact customer preferences and reduce demand for our products or services. Data practices by us or others, AI governance, AI development and validation practices that result in controversy could also impair the acceptance of AI solutions. This in turn could undermine confidence in the decisions, predictions, analysis, and effectiveness of our AI-related initiatives. In addition, vulnerabilities within our AI systems or solutions may be identified by competitors, researchers, or malicious actors before we detect or remediate them, which could result in security incidents, reputational damage, or loss of customer confidence.

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

The adoption of AI in internal processes presents an opportunity to bolster decision making, productivity and customer satisfaction, but the new technology poses risks. AI can be exploited by hackers and malicious actors to develop advanced cyberattacks, bypass security measures, and exploit system vulnerabilities including potentially identifying weaknesses in our systems before we become aware of or can remediate them. The use of AI involves handling large amounts of data. If the security measures around the usage of AI are insufficient, there’s risk of data breaches, leading to unauthorized access to sensitive information. Failure to comply with data protection regulations (such as GDPR or the California Consumer Privacy Act (the “CCPA”) and DORA) can result in legal consequences. The intellectual property risks associated with AI include uncertainties around the ownership of AI-generated works, potential infringement of existing patents and copyrights, unauthorized use of third-party data, and exposure of proprietary algorithms or trade secrets. Dependence on AI systems or AI vendors means that any downtime or outages can disrupt business operations. Usage of our confidential data to train AI models by us or our vendors could result in legal risk, especially if it involves customer data. Other risks that have been observed in AI models and documentation, include risks related to bias, discrimination, job displacements and violating human rights.

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

In addition to the GDPR, the EU has also enacted legislation that would regulate non-personal data and establish new cybersecurity standards, and other countries, including the U.K., may similarly do so in the future. In particular, the EU Data Act went into effect in 2024 and imposes certain data and cloud service interoperability and switching obligations to enable users to switch between cloud service providers (as well as certain requirements concerning cross-border international transfers of non-personal data outside the EEA). Additionally, the EU’s Network and Information Security Directive II, adopted in 2023, regulates resilience and incident response capabilities of entities operating in a number of sectors, including the digital infrastructure sector and provides for EU member states to have issued implementing legislation by October 2024. Further, DORA became effective in January 2025 and imposes certain requirements on entities in the financial sector and their third-party cloud service providers related to managing and mitigating information and communication technology risk. If we are unable to transfer data, including personal data, between and among countries and regions in which we operate, or are otherwise required to modify our practices, including our data privacy and security controls and procedures, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

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

We are currently, and may in the future become, involved in litigation that may adversely affect us.

We are regularly subject to claims, suits and government investigations and other proceedings including patent, product liability, class action, personal injury, property damage, labor and employment, commercial disputes, securities litigation, compliance with laws and regulatory requirements and other matters, and we may become subject to additional types of claims, suits, investigations and proceedings as our business expands. Such claims, suits and government investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of the outcome, any of these types of legal proceedings can have an adverse impact on us because of legal costs and diversion of management attention and resources, and could cause us to incur significant expenses or liability, adversely affect our brand recognition and/or require us to change our business practices. The expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change and could adversely affect our results of operations. It is possible that a resolution of one or more such proceedings could result in substantial damages, settlement costs, fines and penalties that could adversely affect our business, consolidated financial position, results of operations or cash flows in a particular period. These proceedings could also result in reputational harm, sanctions, consent decrees or orders requiring a change in our business practices. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business, financial condition, results of operations, and prospects. Any of these consequences could adversely affect our business and results of operations. For additional information regarding our litigation, claims and related contingencies, see Note 11. Commitments and Contingencies, of our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

We are subject to various environmental laws and regulations, including laws governing the hazardous material content of our products, laws relating to our real property and future expansion plans and laws concerning the recycling and packaging of Electrical and Electronic Equipment. The laws and regulations to which we are subject include the EU RoHS Directive, EU Regulation 1907/2006 – Registration, Evaluation, Authorization and Restriction of Chemicals (the “REACH” Regulation) and the EU Waste Electrical and Electronic Equipment Directive (the “WEEE Directive”), as well as the implementing legislation of the EU member states. Similar laws and regulations have been passed or are pending in China, South Korea, Taiwan, Japan, Norway, Saudi Arabia and the UAE and may be enacted in other regions, including in the United States, and we are, or may in the future be, subject to these laws and regulations. These legal and regulatory regimes, including the laws, rules and regulations thereunder, evolve frequently and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another. Moreover, the timing and effect of these laws and regulations on our business may be uncertain. To the extent we have not complied with such laws, rules and regulations, we could be subject to significant fines, revocation of licenses, limitations on our products and services, reputational harm and other regulatory consequences, each of which may be significant and could adversely affect our business, operating results and financial condition. These laws and regulations may also impact our suppliers, which could have, among other things, an adverse impact on the costs of components in our products.

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

Additional regulations involving single-use plastics in packaging resulting in import taxes in certain countries in the EU have resulted in additional costs to source appropriate packaging for hardware. Alternatively, for our cloud based systems, new EU energy efficiency laws relating to the power usage effectiveness and emerging water usage regulations of data centers will require us to source specific data centers or retrofit existing ones to meet the stringent energy efficiency requirements.

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

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), Dodd-Frank and other rules implemented by the SEC and The Nasdaq Stock Market impose various requirements on public companies, including requiring changes in corporate governance practices. These requirements, as well as proposed corporate governance laws and regulations under consideration, may further increase our compliance costs. If compliance with these various legal and regulatory requirements diverts our management’s attention from other business concerns, it could have a material adverse effect on our business, financial condition and results of operations. Sarbanes-Oxley requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually, and of our disclosure controls and procedures quarterly. Although our most recent assessment, testing and evaluation resulted in our conclusion that, as of December 31, 2025, our internal controls over financial reporting were effective, we cannot predict the outcome of our testing in 2026 or future periods and there can be no assurance that, in the future, our internal controls over financial reporting will be effective or deemed effective. We may incur additional expenses and commitment of management’s time in connection with further evaluations, both of which could materially increase our operating expenses and accordingly reduce our operating results.

If equity research or industry analysts stop publishing research or reports about our business, issue unfavorable commentary, downgrade our shares of common stock or publish inaccurate information, our stock price and trading volume could decline.

The trading market for our common stock is influenced in part by the research and reports that equity research and industry analysts publish about us or our business. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Furthermore, if one or more of these analysts downgrades our stock or issues unfavorable commentary about our business, the price of our stock could decline. We have in the past experienced downgrades and may in the future experience downgrades. In addition, these analysts may publish their own financial projections, which may vary widely and may not accurately predict the results we actually achieve, which in turn could cause our stock price to decline if our actual results do not match their projections. If one of these analysts were to publish inaccurate negative information about us or our business, our stock price could decline. Moreover, if securities analysts publish inaccurate positive information, stockholders could buy our stock and the stock price may later decline.

The trading price of our common stock may be volatile, which may be exacerbated by share repurchases under our Share Repurchase Program.

The market price of our common stock may be subject to wide fluctuations in response to, among other things, the risk factors described in this periodic report, news about us and our financial results, news about our competitors and their results, and other factors such as rumors or fluctuations in the valuation of companies perceived by investors to be comparable to us. For example, during 2025, the closing price of our common stock ranged from $74.39 to $114.57 per share.

 Furthermore, stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, geopolitical and market conditions, such as recessions, interest rate changes or international currency fluctuations, may negatively affect the market price of our common stock.

In the past, many companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We currently are, and may be in the future, the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

Share repurchases under the Repurchase Program could increase the volatility of the trading price of our common stock, could diminish our cash reserves, could occur at non-optimal prices and may not result in the most effective use of our capital.

In August 2025, our board of directors approved a $1.0 billion increase in the authorized stock repurchase amount under the Repurchase Program and extended the term of the Repurchase Program to February 28, 2027, and in January 2026, our board of directors approved an additional $1.0 billion increase in the authorized stock repurchase amount under the Repurchase Program, bringing the aggregate amount authorized to be repurchased to $10.25 billion of our outstanding common stock through February 28, 2027. As of February 24, 2026, approximately $1.27 billion remained available for future share repurchases. Share repurchases under the Repurchase Program could affect the price of our common stock, increase stock price volatility and diminish our cash reserves. In addition, an announcement of the reduction, suspension or termination of the Repurchase Program could result in a decrease in the trading price of our common stock. Moreover, our stock price could decline, resulting in repurchases made at non-optimal prices. Our failure to repurchase our stock at optimal prices may be perceived by investors as an inefficient use of our cash and cash equivalents, which could result in litigation that may have an adverse effect on our business, operating results and financial condition. In addition, while our board of directors carefully considers various alternative uses of our cash and cash equivalents in determining whether to authorize stock repurchases, there can be no assurance that the decision by our board of directors to repurchase stock would result in the most effective uses of our cash and cash equivalents, and there may be alternative uses of our cash and cash equivalents that would be more effective, such as investing in growing our business organically or through acquisitions.

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

Economic uncertainty in various global markets caused by political instability and conflict, such as the war in Ukraine, tensions between China and Taiwan or conflicts in the Middle East has resulted, and may continue to result in weakened demand for our products and services and difficulty in forecasting our financial results and managing inventory levels. Geopolitical developments impacting government spending and international trade, including potential government shutdowns and trade disputes and tariffs may negatively impact markets and cause weaker macroeconomic conditions. The effects of these events may continue due to potential U.S. government shutdowns, the transition in administrations, changing in the U.S. government’s trade policy and the United States’ ongoing trade disputes with Russia, China and other countries, including the United States’ tariffs, and any new or additional retaliatory tariffs from foreign countries. For example, the Chinese government recently instructed domestic companies in certain industries not to use cybersecurity products manufactured by the companies based in the United States or Israel, including us and certain of our competitors. The continuing effect of any or all of these events could adversely impact demand for our products, harm our operations and weaken our financial results.

Our business is subject to the risks of earthquakes, drought, fire, power outages, typhoon, floods, virus outbreaks and other broad health-related challenges, cyber events and other catastrophic events, and to interruption by manmade problems such as civil unrest, war, labor disruption, critical infrastructure attack and terrorism.

A significant natural disaster, such as an earthquake, drought, fire, power outage, typhoon, flood, viral outbreak or other catastrophic event, could have a material adverse impact on our business, operating results and financial condition. Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity, and our research and development and data center in Burnaby, Canada, from which we deliver to customers our FortiGuard and other security subscription updates, is subject to the risk of flooding and is also in a region known for seismic activity. Any earthquake in the Bay Area or Burnaby, or flooding in Burnaby, could materially negatively impact our ability to provide products and services, such as FortiCare support and FortiGuard subscription services and could otherwise materially negatively impact our business. In addition, natural disasters could affect our manufacturing vendors, suppliers or logistics providers’ ability to perform services, such as obtaining product components and manufacturing products, or performing or assisting with shipments, on a timely basis, as well as our customers’ ability to order from us and our employees’ ability to perform their duties. For example, a typhoon in Taiwan could materially negatively impact our ability to manufacture and ship products and could result in delays and reductions in billings and revenue, or the effects of epidemics and pandemics may negatively impact our ability to manufacture and ship products, possibly in a material way, and could result in delays and reductions in billings and revenue, also possibly in a material way. The impact of climate change could affect economies in ways that negatively impact us and our results of operations. In the event our or our service providers’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed, resulting in our missing financial targets, such as revenue and shipment targets, for a particular quarter. In addition, regional instability, international disputes, wars, such as the war in Ukraine, tensions between China and Taiwan or conflicts in the Middle East and any expansion thereof, and other acts of aggression, civil and political unrest, labor disruptions, rebellions, acts of terrorism and other geo-political unrest could cause disruptions in our business or the business of our manufacturers, suppliers, logistics providers, partners or end-customers, or of the economy as a whole. Given our typical concentration of sales at the end of each quarter, any disruption in the business of our manufacturers, logistics providers, channel partners or end-customers that impacts sales at the end of our quarter could have a significant adverse impact on our quarterly results. For example, if one of our channel partners experiences issues such as cyberattacks or other operational disruptions at the end of a quarter, it could negatively impact our ability to receive orders from them and, among other things, may adversely affect our billings and revenue. To the extent that any of the above results in security risks to our customers, delays or cancellations of customer orders, the delay of the manufacture, deployment or shipment of our products or interruption or downtime of our services, our business, financial condition and results of operations would be adversely affected.

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

Risk Management and Strategy

As one of the critical elements of our overall ERM approach, our cybersecurity program is focused on the following key areas:

Governance: As discussed in more detail above under the heading, “Governance,” our board of directors’ oversight of cybersecurity risk management is supported by the Cybersecurity Committee, which regularly interacts with executives with responsibility for cybersecurity, our Chief Executive Officer, Chief Technology Officer and President, Chief Financial Officer, Chief Operating Officer/General Counsel, our CISO, and other members of management. Our CISO is primarily responsible for our cybersecurity risk management program and partners with our legal team on data privacy matters at the management level. Our CISO, Dr. Carl Windsor, has over 26 years of experience in various technology and cybersecurity leadership positions, including over 19 years at our company driving product security and strategy and reports to the board Cybersecurity Committee. The CISO’s leadership team members are all seasoned information security professionals, covering a wide range of security disciplines, who have worked at some of the largest well-known brand names and are experts in their fields. Our CISO monitors, and participates in, our various cybersecurity policies and procedures, and our cybersecurity team regularly updates our CISO on the current status.

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

ITEM 2.     Properties

Our corporate headquarters is located in Sunnyvale, California, and comprises approximately 395,000 square feet of building space on 21 acres of land.

As of December 31, 2025, we operated the facilities in the following geographies (square feet in thousands):

Location	Approximate Owned Square Footage	Description of Use
United States	2,400	Corporate headquarters, data centers, research and development, warehousing and operations, sales and support functions, and PoP
Canada	1,000	Data center and office space, sales and support, research and development functions, and PoP
EMEA	910	Data center and office space, warehousing and operations, sales and support functions, and PoP
Asia Pacific (“APAC”)	40	Office space and PoP
Total	4,350

We maintain additional leased offices throughout the world, predominantly used as sales and support offices and PoP, and leased data center spaces throughout the world operated under colocation arrangements. We believe that our existing properties are sufficient and suitable to meet our current needs. We intend to expand our facilities, develop unoccupied space, or add new facilities to support our future growth and enter new product markets, and we believe that suitable additional space will be available or can be developed as needed to accommodate ongoing operations and any such growth. However, we expect to incur additional operating expenses and capital expenditures in connection with such new or expanded facilities.

For information regarding the geographical location of our property and equipment, refer to Note 15. of our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

Holders of Record

As of February 20, 2026, there were 51 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

COMPARISON OF CUMULATIVE TOTAL RETURN*
Among Fortinet, Inc., the S&P 500 Index and
the NASDAQ Computer Index

	December 2020 *	December 2021	December 2022	December 2023	December 2024	December 2025
Fortinet, Inc.	$100	$242	$165	$197	$318	$267
S&P 500 Index	$100	$127	$102	$127	$157	$182
NASDAQ Computer	$100	$138	$89	$147	$201	$258

* Assumes that $100 was invested on December 31, 2020 in stock or index, including reinvestment of dividends. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share Repurchase Program

In January 2016, our board of directors approved our Share Repurchase Program, which authorized the repurchase of up to $200.0 million of our outstanding common stock through December 31, 2017. From 2016 through 2024, our board of directors approved increases to our Repurchase Program by various amounts and extended the term to February 28, 2026. In August 2025, our board of directors approved a $1.0 billion increase in the authorized stock repurchase amount under the Repurchase Program and extended the term of the Repurchase Program to February 28, 2027, bringing the aggregate amount authorized for repurchases to $9.25 billion of our outstanding common stock through February 28, 2027. Under the Repurchase Program, we may repurchase common stock from time to time in privately negotiated transactions or in open market transactions. The Repurchase Program does not require us to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time without prior notice. Since its inception through December 31, 2025, we have repurchased 267.3 million shares of our common stock under the Repurchase Program for an aggregate purchase price of $8.51 billion.

The following table provides information with respect to the shares of common stock we repurchased under the Repurchase Program during the three months ended December 31, 2025 (in millions, except average price paid per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2025	—	$—	—	$795.9
November 1 - November 30, 2025	0.7	$78.46	0.7	$738.6
December 1 - December 31, 2025	—	$—	—	$738.6
Total	0.7	$—	0.7

In January 2026, our board of directors approved a $1.0 billion increase in the authorized stock repurchase amount under the Repurchase Program, bringing the aggregate amount authorized to be repurchased to $10.25 billion of our outstanding common stock through February 28, 2027. As of February 24, 2026, approximately $1.27 billion remained available for future share repurchases.

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

•trends in revenue, cost of revenue and gross margin, including product revenue, service revenue and inventory related charges;

•trends in our operating expenses, including sales and marketing expenses, research and development expenses, general and administrative expenses;

•expected impact of plans and strategy for the acceleration of our data center footprint and our PoP deployment;

•our gross margins and operating expenses for 2026;

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

•spending related to real estate assets, acquisitions and development, including data centers and points of presence, office building and warehouse investments, as well as other capital expenditures and to the impact on free cash flow and expenses;

•estimates of a range of 2026 spending on capital expenditures;

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

Business Overview

Fortinet is a leader in cybersecurity, driving the convergence of networking and security. Our mission is to secure people, devices and data everywhere. Our integrated platform, the Fortinet Security Fabric, spans secure networking, unified SASE and AI-driven security operations. As of December 31, 2025, our end-customers were located in over 100 countries and included enterprises across a wide variety of market verticals, including financial services, retail, healthcare and operational technology market verticals, communication and security service providers, and government organizations. As a global company headquartered in Sunnyvale, California, our research and development is centered in the United States and Canada with a global footprint of support and centers of excellence around the world. As of December 31, 2025, we held 1,064 U.S. patents and a total of 1,405 global patents, including 321 AI-related patents. We have been recognized in over 140 enterprise analyst reports demonstrating both our vision and execution across security and networking products.

Our competitive differentiation lies in our core technologies, which together provide performance, security, flexibility and integration across diverse environments.

•FortiOS—Our unified operating system enables the convergence of networking and AI-powered security to enforce consistent policies across all form factors and edges. As the foundational engine of the Fortinet Security Fabric, FortiOS empowers organizations to unify management and analytics, providing network visibility and control at scale. FortiOS includes advanced encryption and other security technologies designed to address evolving cybersecurity threats, including emerging quantum-resistant cryptographic capabilities.

•FortiASIC—Our ASIC-based SPUs increase the speed, scale, efficiency and value of our solutions while reducing footprint and power requirements. From branch and campus to data center solutions, SPU-powered Fortinet appliances deliver superior Security Compute Ratings versus industry alternatives.

•FortiCloud—Our organically built global cloud infrastructure provides customers with global reach, flexible connectivity and cost savings. FortiCloud is our private cloud SaaS platform, powered by FortiStack, which is our secure SaaS platform operating as a private cloud service provider and leveraging software and hardware to optimize and secure all layers.

•FortiAI—FortiAI provides a dual-layered defense across the Fortinet Security Fabric through the AI for Security and Security for AI framework. Within AI for Security, FortiAI-Assist uses generative and agentic AI to support NOC and SOC teams in monitoring, analysis and response activities across enterprise environments. Security for AI comprises of FortiAI-Protect and FortiAI-SecureAI. FortiAI-Protect utilizes AI/ML to address AI-driven threats and zero-day attacks, and support governance over GenAI applications, FortiAI-SecureAI focus on protecting an organization’s AI infrastructure, including LLMs and APIs, and preventing data leakage into and out of LLMs. FortiAI protects the AI ecosystem, infrastructure, models, workloads, data and supply chains, while leveraging unified AI intelligence across the Fortinet Security Fabric to defend against threats.

•FortiEndpoint—FortiEndpoint converges secure connectivity, endpoint protection and advanced capabilities like endpoint detection and response and ZTNA, into a single agent. It simplifies management and enhances visibility while reducing costs and complexity. The solution gives IT teams the visibility and control they need, while security teams benefit from automated threat detection and response. This minimizes the need for manual intervention and provides faster remediation of threats across environments.

•OT Security—The Fortinet Security Fabric enables security for OT systems and CPS, including converged IT/OT architectures. Our OT Security Platform is purpose-built to protect the engineered systems that underpin critical infrastructure and supply chains around the world. This includes securing energy and utilities systems, manufacturing environments, and transportation, utilizing FortiGuard OT Security Services. These offerings include security capabilities for CPS assets and tools that support centralized NOC and SOC functions.

These competitive differentiators provide networking and security professionals with a cyber security platform comprised of over 50 products across three solution pillars:

•Secure Networking—Our Secure Networking solutions focus on the convergence of networking and security via FortiOS, our networking and security operating system that is the foundation of our Fortinet Security Fabric platform and supports a broad range of functions that can be delivered via a physical, virtual, cloud or SaaS solutions. When delivered through our network firewall appliances, functionality is accelerated through our proprietary ASIC technology. These proprietary ASICs, allow our systems to scale, run multiple applications at higher performance, lower power consumption and perform more processor-intensive operations, such as inspecting encrypted traffic, including streaming video. Our network firewall offerings consist of a FortiGate, which can be deployed at branch, campus, data center, internal segmentation, private and public cloud to enable hybrid mesh firewall solutions, as well as encrypted applications (SSL inspection, virtual private network and IPsec connectivity). Our ability to converge networking and security also enables the ethernet to become an extension of our customers’ security infrastructure through FortiSwitch and FortiLink. FortiExtender secures 5G/LTE and remote ethernet extenders to connect and secure any branch environment. Our Secure Connectivity solution includes FortiSwitch secure ethernet switches, FortiAP wireless local area network access points and FortiExtender 5G connectivity gateways and NAC for securing IoT devices.

•Unified Secure Access Service Edge (SASE)—As applications move to the cloud and hybrid workforce is now the norm, enabling secure access for users with zero trust framework becomes important. The Fortinet Unified SASE solution includes a single-vendor SASE solution that includes firewall, SD-WAN, secure web gateway, cloud access services broker, DLP, DEM, RBI and ZTNA to deliver flexible secure access for all users. We are one of the few vendors to deliver consistent convergence and AI-powered security across Secure SD-WAN and SSE to enable a single-vendor SASE framework with a cloud-centric architecture powered by FortiOS. Our global and scalable cloud network includes over 190 PoPs to deliver a seamless secure access experience. Leveraging this global infrastructure, we believe we are well positioned to support customers expanding from SD-WAN to a single-vendor SASE platform. We also allow our customers to deploy our FortiSASE as Sovereign SASE, which provides control over the technology elements needed for a SASE solution. FortiSASE Sovereign delivers full SASE capabilities within infrastructure environments that organizations control, including on-premises, in private data centers or trusted colocation environments. Additionally, we offer a full suite of integrated cloud security solutions that enable customers to secure their applications from code to cloud. Our solutions include application security that includes web application firewalls, cloud network security with virtualized firewalls and cloud-native firewalls, cloud-native application protection and code security. We deliver a holistic approach to cloud security, offering a single unified platform, consolidating protection across multiple disparate tools, including coding, deploying, and running applications across hybrid and multi-clouds. Additionally, we also offer flexible consumption licensing programs that enable organizations to dynamically optimize their cloud security needs and investments as well as readily meet their cloud minimum spend commitment obligations with Cloud Service Providers. We continue to develop all the core SASE capabilities in a single operating system, FortiOS, including Next-Gen Firewall, SD-WAN, ZTNA, secure web gateway, cloud access security broker and DLP. This native integration of our Next-Gen Firewall, SD-WAN and SASE has become the New-Generation SASE Firewall.

•AI-Driven Security Operations (SecOps)—Our AI-Driven SecOps portfolio provides a suite of cybersecurity solutions that identify, protect, detect, respond and recover from threats, all integrated within the Fortinet Security Fabric. At the core is FortiAnalyzer, which serves as the central SOC platform with its unified data lake that provides: built-in SIEM, SOAR, XDR and threat intelligence, enabling centralized visibility, analytics and automation with complete control. FortiSIEM delivers security information and event management for more advanced SOC requirements, while FortiSOAR enables automated orchestration and playbook-driven response. This solution set also includes FortiEndpoint, FortiNDR, FortiSandbox, FortiDeceptor, FortiDLP and FortiRecon, helping organizations achieve defense in depth, ensuring attackers face multiple layers of detection and mitigation across endpoints, networks, and applications. To bolster their security posture, organizations contending with staff shortages can tap into FortiGuard services, including SOCaaS, MDR, Security Posture Assessment and Incident Response. Finally, FortiAI generative AI assistance streamlines operations, helping security teams stay ahead of an ever-evolving threat landscape.

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

FortiCare Technical Support Service is a technical support service, which provides customers access to experts to ensure efficient and effective operations and maintenance of their Fortinet solution. Global technical support is offered 24x7 with flexible add-ons, including enhanced SLAs and priority hardware replacement through in-country and local depots. Organizations have the flexibility to procure different levels of service for different solutions based on their availability needs. We offer three support options tailored to the needs of our enterprise customers: FortiCare Elite, FortiCare Premium and FortiCare Essential. The FortiCare Elite service aims to provide a 15-minute response time for key product families.

In addition to FortiCare solution based services, Advanced Support service options are available per account. These services are available for regional account support in three options: Core, Pro and Pro Plus, and can be available or provided on a global basis at the Pro and Pro Plus levels. Advanced Support brings support directly to each account, helping account holders to make their operations more effective and to plan and manage their solution lifecycle.

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

Financial Summary

•Total revenue was $6.80 billion in 2025, an increase of 14% compared to $5.96 billion in 2024.

•Product revenue was $2.22 billion in 2025, an increase of 16% compared to $1.91 billion in 2024.

•Service revenue was $4.58 billion in 2025, an increase of 13% compared to $4.05 billion in 2024.

•Total gross profit was $5.47 billion in 2025, an increase of 14% compared to $4.80 billion in 2024.

•Total gross margin was 80.5% in 2025, remaining comparatively flat compared to 80.6% in 2024.

•Operating income was $2.08 billion in 2025, an increase of 16% compared to $1.80 billion in 2024.

•Operating margin was 30.7% in 2025, an increase of 0.4 percentage points compared to 30.3% in 2024.

•Cash, cash equivalents, short-term and long-term investments were $3.92 billion as of December 31, 2025, a decrease of $144.3 million, or 4%, from December 31, 2024.

•Deferred revenue was $7.12 billion as of December 31, 2025, an increase of $754.9 million, or 12%, from December 31, 2024. Short-term deferred revenue was $3.64 billion as of December 31, 2025, an increase of $359.8 million, or 11%, from December 31, 2024.

•Cash flows from operating activities were $2.59 billion in 2025, an increase of $332.5 million, or 15%, compared to 2024.

Revenue continues to be diversified globally, which remains a key strength of our business. In 2025, the Americas region, the EMEA region and the APAC region contributed 40%, 42% and 18% of our total revenue, respectively, and increased 11%, 18% and 13% compared to 2024, respectively.

Product revenue grew 16% in 2025 compared to 2024. We experienced product revenue growth across our hardware products and software licensing, which mainly benefited from growth in secure networking hardware products and term licenses. We expect our product revenue to continue to grow in 2026.

Service revenue grew 13% in 2025 compared to 2024, primarily driven by the strength of our security subscription revenue, which grew 14% in 2025 compared to 2024. The increase was primarily due to the recognition of service revenue from our growing deferred revenue balance related to FortiGuard and other security subscriptions delivered to on-premise and cloud-based environments and strength in unified SASE and SecOps. We expect our service revenue to continue to grow in 2026.

Our billings were diversified on a geographic basis. In 2025, seven countries represented approximately 50% of our billings and the remaining approximately 50% in the aggregate were from over 100 countries that each individually contributed less than 3% of our billings.

Total gross margin remained comparatively flat in 2025 compared to 2024. Our overall gross margin in 2026 will be impacted by service and product revenue mix and their respective gross margins. While we are implementing price increases to mitigate higher hardware component costs, the impact on our margins will depend on the timing and market acceptance of these adjustments. Our product gross margin may decline if these pricing actions do not fully offset rising input costs. Our service gross margin is expected to remain relatively consistent, for full year 2026 compared to full year 2025, despite continued expansion of our data center footprint and colocation and cloud hosting capacity to support the growth in our unified SASE and SecOps offerings. We currently do not expect the U.S. tariffs to have a meaningful impact on our gross margin. However, changes in trade policy, including increases in tariff rates, changes in customs or tariffs classifications, or modifications to tariff exemptions, could adversely affect our gross margin in the future, and we expect any resulting impact would primarily relate to our hardware sales to the U.S. customers.

Operating expenses as a percentage of revenue decreased 0.5 percentage points in 2025 compared to 2024, mainly because our revenue growth outpaced our personnel costs growth. Headcount increased 7% to 15,109 employees as of December 31, 2025, up from 14,138 as of December 31, 2024.

Operating margin increased 0.4 percentage points in 2025, driven by revenue growth exceeding expense growth, resulting in improved operating leverage. For the full year 2026, we expect our operating margin to decrease compared to 2025 as we continue to make strategic investments. Total revenue is expected to increase in 2026 compared to the prior year; however, our expenses are expected to outpace revenue growth, primarily reflecting investments in sales and marketing headcount, product development and the continued capital expenditures in data centers and real estate. While these strategic investments are intended to drive long-term revenue growth and market expansion, we anticipate they may result in near-term compression of our operating margins. In addition, we may experience higher operating expenses driven in part by the weakening of the U.S. dollar relative to foreign currencies, as a portion of our expenses are incurred and paid in currencies other than the U.S. dollar.

Impact of Macroeconomic and Geopolitical and Supply Chain Developments

Our overall performance depends in part on worldwide economic and geopolitical conditions, such as trade policies and tariffs, GDP growth or contraction (both domestically and internationally), geopolitical instability and uncertainty, the war in Ukraine, tensions between China and Taiwan or conflicts in the Middle East, and their impact on customer behavior. Worsening economic conditions, including tariffs, inflation, changing interest rates and other trade disruptions, slower growth, any recession, fluctuations in foreign exchange rates and other changes in economic conditions, may result in decreased sales productivity, lower growth and adversely affect our results of operations and financial performance. We have seen, and could continue to see, certain impacts on our business, results of operations, financial condition, cash flows, liquidity and capital and financial resources such as longer sales cycles, delayed purchases and increased commitments with certain suppliers and increased inventory and inventory purchase commitment reserves. Tariffs imposed by the United States, as well as any new or additional retaliatory tariffs that could be imposed by other countries in response, could have a material adverse impact on global trade, supply chains and other worldwide economic and geopolitical conditions, which could increase our product costs and also affect customer sentiment in deciding whether to purchase our products. We continue to monitor the impact of tariffs on our business. In addition, as a result of the rapid global build-out of AI infrastructure, there is currently a global shortage of memory chips, which are a component in certain of our products. As a result, we are currently experiencing, and may continue to experience, constraints on the availability of memory chips, which may lead to delays in the production and delivery of our products and increased costs to source available memory chips, any of which could harm our business, financial condition and results of operations. To mitigate increased hardware costs resulting from these shortages, we are implementing price increases, which may negatively impact demand for our products and may not be sufficient or timely to offset rising input costs, potentially resulting in margin compression and adversely affecting our business, financial condition and results of operations.

Worsening economic, geopolitical and supply chain developments may have a material negative impact on our results in future periods and may negatively impact our billings, revenue and costs, and may decrease growth and profitability. The extent of the impact of such conditions on our operational and financial performance will depend on ongoing developments, including those discussed above and others identified in Part I, Item 1A “Risk Factors” in this Form 10-K. Given the dynamic nature of these circumstances, the full impact of worsening economic, geopolitical and supply chain developments on our business and operations, results of operations, financial condition, cash flows, liquidity and capital and financial resources cannot be reasonably estimated at this time.

Business Model

We typically sell our security solutions to distributors that sell to networking security focused resellers and to certain service providers and MSSPs, who, in turn, sell to end-customers or use our products and services to provide hosted solutions to other enterprises. At times, we also sell directly to enterprise customers, service providers, systems integrators and large enterprises. We also sell our software licenses and cloud delivered services via different cloud service provider platforms, both directly and through our channel partners. Our end-customers are located in over 100 countries and include small, medium and large enterprises and government organizations across a wide range of industries, including financial services, government, healthcare, manufacturing, retail, technology and telecommunications. An end-customer deployment may involve as few as one or as many as thousands of secure networking, unified SASE and security operations technology products or users, depending on the end-customer’s size and security requirements.

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

	Year Ended or As of December 31,
	2025	2024	2023

	(in millions)
Revenue	$6,799.6	$5,955.8	$5,304.8
Deferred revenue	$7,115.8	$6,360.9	$5,735.0
Billings (non-GAAP)	$7,553.7	$6,532.5	$6,399.5
Net cash provided by operating activities	$2,590.6	$2,258.1	$1,935.5
Free cash flow (non-GAAP)	$2,211.8	$1,879.2	$1,731.4

Deferred revenue. Our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue. The majority of our deferred revenue balance consists of the unrecognized portion of service revenue from FortiGuard and other security subscriptions and FortiCare technical support service contracts, which is recognized as revenue ratably over the service term. We monitor our deferred revenue balance, short term and total deferred revenue growth and the mix of short-term and long-term deferred revenue because deferred revenue represents a significant portion of free cash flow and of revenue to be recognized in future periods. Deferred revenue was $7.12 billion as of December 31, 2025, an increase of $754.9 million, or 12%, from December 31, 2024. Short term deferred revenue was $3.64 billion as of December 31, 2025, an increase of $359.8 million, or 11%, from December 31, 2024.

Billings (non-GAAP). We define billings as revenue recognized in accordance with generally accepted accounting principles in the United States (“GAAP”) plus the change in deferred revenue from the beginning to the end of the period less any deferred revenue balances acquired from business combinations during the period. We consider billings to be a useful metric for management and investors because billings drive current and future revenue as well as cash flows. There are a number of limitations related to the use of billings instead of GAAP revenue. First, billings are impacted by the term of security subscription and support agreements and do not provide an indication as to the timing of revenue being recognized from these service contracts. Second, we may calculate billings in a manner that is different from peer companies that report similar financial measures. Management accounts for these limitations by providing specific information regarding GAAP revenue and evaluating billings together with GAAP revenue. Total billings were $7.55 billion in 2025, an increase of 16% compared to $6.53 billion in 2024.

A reconciliation of revenue, the most directly comparable financial measure calculated and presented in accordance with GAAP, to billings is provided below:

	Year Ended December 31,
	2025	2024	2023

	(in millions)
Billings:
Revenue	$6,799.6	$5,955.8	$5,304.8
Add: Change in deferred revenue	754.9	625.9	1,094.7
Less: Deferred revenue balance acquired in business combinations	(0.8)	(49.2)	—
Total billings (non-GAAP)	$7,553.7	$6,532.5	$6,399.5

Free cash flow (non-GAAP). We define free cash flow as net cash provided by operating activities minus purchases of property and equipment and excluding any significant non-recurring items, such as proceeds from IP matters. We believe free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that, after capital expenditures and net of proceeds from IP matters, can be used for strategic opportunities, including repurchasing outstanding common stock, investing in our business, making strategic acquisitions and strengthening the balance sheet. A limitation of using free cash flow rather than the GAAP measures of cash provided by or used in operating activities, investing activities, and financing activities is that free cash flow does not represent the total increase or decrease in the cash and cash equivalents balance for the period because it excludes cash flows from significant non-recurring items, such as proceeds from IP matters, investing activities other than capital expenditures and cash flows from financing activities. Management accounts for this limitation by providing information about our proceeds from IP matters, our capital expenditures and other investing and financing activities on the consolidated statements of cash flows and under “Liquidity and Capital Resources” and by presenting cash flows from investing and financing activities in our reconciliation of free cash flow. In addition, it is important to note that other companies, including companies in our industry, may not use free cash flow, may calculate free cash flow in a different manner than we do or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of free cash flow as a comparative measure. A reconciliation of net cash provided by operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP, to free cash flow is provided below:

	Year Ended December 31,
	2025	2024	2023

	(in millions)
Free Cash Flow:
Net cash provided by operating activities	$2,590.6	$2,258.1	$1,935.5
Less: Purchases of property and equipment	(364.8)	(378.9)	(204.1)
Less: Proceeds from intellectual property matter	(14.0)	—	—
Free cash flow (non-GAAP)	$2,211.8	$1,879.2	$1,731.4
Net cash used in investing activities	$(599.1)	$(727.4)	$(649.3)
Net cash used in financing activities	$(2,371.5)	$(50.1)	$(1,570.4)

Components of Operating Results

Revenue. We generate the majority of our revenue from sales of our hardware and software products and amortization of amounts included in deferred revenue related to previous sales of FortiGuard and other security subscriptions and FortiCare technical support services. We also recognize revenue from cloud security solutions, professional services, and training.

Our total revenue is comprised of:

•Product revenue. Product revenue is primarily generated from sales of our physical and virtual machine appliances. The majority of our product revenue continues to be generated by our secure networking product lines. Product revenue also includes revenue from sales of unified SASE and SecOps. As a percentage of total revenue, our product revenue has varied from quarter to quarter.

•Service revenue. Service revenue is generated primarily from FortiGuard and other security subscription services and FortiCare technical support services. We recognize revenue from FortiGuard and other security subscriptions and FortiCare technical support services ratably over the service term. Our typical contractual support and subscription term is one to five years. We also generate our revenue from other services, for which we recognize revenue as the services are provided, and cloud-based services, for which we recognize revenue as the services are delivered or on a monthly usage basis. As a percentage of total revenue, we continue to expect service revenue to be higher than product revenue. Our service revenue growth rate depends significantly on the growth of our customer base, the expansion of our service bundle offerings, the mix of our product sales, pricing actions, the expansion and introduction of new service offerings, the attach rate of service contracts to new product sales, and the renewal of service contracts by our existing customers.

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

•Cost of service revenue. Cost of service revenue is primarily comprised of personnel costs, replacement and repair costs, cloud services costs from owned data centers, colocation providers and cloud service providers, infrastructure depreciation and related operating costs, software and delivery costs, facility-related costs and amortization of intangible assets.

Gross margin. Gross profit as a percentage of revenue, or gross margin, has been and will continue to be affected by a variety of factors, including the average sales price of our products, product costs, the mix of products sold and the mix of revenue between hardware products, software licenses and services and any excess inventory or other charges. Generally, service revenue and software licenses have higher gross margins compared to hardware products. Overall gross margin is impacted by service and product revenue mix and their respective gross margins.

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

•Research and development. Research and development expenses consist primarily of personnel costs. Additional research and development expenses include ASIC and system prototypes and certification-related expenses, depreciation of property and equipment and facility-related expenses. The majority of our research and development is focused on software and hardware development. We record research and development expenses as incurred. As of December 31, 2025, approximately 78%, 7%, 5%, 3% and 3% of our research and development teams were located in North America, India, Israel, Japan and Taiwan, respectively. We do not have research and development teams located in China. As of December 31, 2025, approximately two-thirds of our engineers worked on software development while the remainder worked on hardware development.

•Sales and marketing. Sales and marketing expenses are the largest component of our operating expenses and primarily consists of personnel costs. Additional sales and marketing expenses include product marketing, public relations, field marketing and events and channel marketing programs (e.g., partner cooperative marketing arrangements), as well as travel, depreciation of property and equipment and facility-related expenses. We intend to hire additional personnel focused on sales and marketing and expand our sales and marketing efforts worldwide in order to capture market share.

•General and administrative. General and administrative expenses consist of personnel costs, as well as professional fees, depreciation of property and equipment and internal-use software and facility-related expenses. General and administrative personnel include our executive, finance, human resources, information technology and legal organizations. Our professional fees principally consist of outside legal, auditing, tax, information technology and other consulting costs.

Interest income. Interest income consists primarily of interest earned on our cash equivalents and investments. Historically, our interest-bearing investments include corporate debt securities, certificates of deposit and term deposits, commercial paper, money market funds and U.S. government and agency securities.

Interest expense. Interest expense consists of interest expense due to the senior notes and other miscellaneous interest expense.

Other income (expense)—net. Other income (expense)—net consists primarily of gains on bargain purchases, foreign exchange gains and losses related to foreign currency remeasurement, gains or losses due to the changes in fair value of our marketable equity securities, realized gains and losses of available-for-sale investments, net rental income from real estate, as well as the gains or losses on the sale or the impairments of investments in privately held companies without readily determinable fair values, which are not accounted for under the equity method.

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

Gain (loss) from equity method investments. Gain (loss) from equity method investments consists of gain related to our acquisition of the investee, our proportionate share of the investees’ net loss, the amortization of any basis differences, as well as any other-than-temporary impairment (“OTTI”) when events or circumstances suggest that the carrying amount of the investment may be impaired.

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

Business Combinations

We include the results of operations of the businesses that we acquire as of the respective dates of acquisition. We allocate the fair value of the purchase price of our business acquisitions to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the fair values of these identifiable assets and liabilities is recorded as goodwill. The excess of the fair values of the net assets acquired over the net purchase consideration is recorded as a gain on bargain purchase within other income (expense)—net on the consolidated statements of income. We often continue to gather additional information throughout the measurement period, not to exceed one year from the acquisition date. Measurement period adjustments that relate to facts and circumstances that existed as of the acquisition date are generally recorded with a corresponding adjustment to goodwill, as if the accounting had been completed at the acquisition date. Adjustments identified after the measurement period are recognized in the consolidated statements of income in the period identified.

Contingent Liabilities

From time to time, we are involved in disputes, litigation and other legal actions. However, there are many uncertainties associated with any litigation, and these actions or other third-party claims against us may cause us to incur substantial settlement charges, which are inherently difficult to estimate and could adversely affect our results of operations. We periodically review significant claims and litigation matters for the probability of an adverse outcome. We accrue for a loss contingency if a loss is probable and the amount of the loss can be reasonably estimated. These accruals are generally based on a range of possible outcomes that require significant judgment. Estimates can change as individual claims develop. The actual liability in any such matters may be materially different from our estimates, which could result in the need to adjust our liability and record additional expenses.

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

	Year Ended December 31,
	2025	2024	2023

	(in millions)
Consolidated Statements of Income Data:
Revenue:
Product	$2,218.4	$1,908.7	$1,927.3
Service	4,581.2	4,047.1	3,377.5
Total revenue	6,799.6	5,955.8	5,304.8
Cost of revenue:
Product	725.4	652.0	763.6
Service	603.5	505.6	473.6
Total cost of revenue	1,328.9	1,157.6	1,237.2
Gross profit:
Product	1,493.0	1,256.7	1,163.7
Service	3,977.7	3,541.5	2,903.9
Total gross profit	5,470.7	4,798.2	4,067.6
Operating expenses:
Research and development	815.5	716.8	613.8
Sales and marketing	2,347.5	2,044.8	2,006.0
General and administrative	233.4	237.8	211.3
Gain on intellectual property matters	(10.4)	(4.6)	(4.6)
Total operating expenses	3,386.0	2,994.8	2,826.5
Operating income	2,084.7	1,803.4	1,241.1
Interest income	162.3	155.2	119.7
Interest expense	(20.1)	(20.0)	(21.0)
Other income (expense)—net	55.3	119.9	(6.1)
Income before income taxes and loss from equity method investments	2,282.2	2,058.5	1,333.7
Provision for income taxes	439.1	283.9	143.8
Gain (Loss) from equity method investments	10.3	(29.4)	(42.1)
Net income	$1,853.4	$1,745.2	$1,147.8

	Year Ended December 31,
	2025	2024	2023

	(as percentage of revenue)
Revenue:
Product	33%	32%	36%
Service	67	68	64
Total revenue	100	100	100
Cost of revenue:
Product	11	11	14
Service	9	8	9
Total cost of revenue	20	19	23
Gross margin:
Product	67	66	60
Service	87	88	86
Total gross margin	80	81	77
Operating expenses:
Research and development	12	12	12
Sales and marketing	35	34	38
General and administrative	3	4	4
Gain on intellectual property matter	—	—	—
Total operating expenses	50	50	53
Operating margin	31	30	23
Interest income	2	3	2
Interest expense	—	—	—
Other income (expense)—net	1	2	—
Income before income taxes and loss from equity method investments	34	35	25
Provision for income taxes	6	5	3
Gain (Loss) from equity method investments	—	—	(1)
Net income	27%	29%	22%

Percentages have been rounded for presentation purposes and may differ from unrounded results.

Discussion regarding our financial condition and results of operations for 2024 as compared to 2023 can be found in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 21, 2025.

2025 and 2024

Revenue

	Year Ended December 31,
	2025		2024
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change

	(in millions, except percentages)
Revenue:
Product	$2,218.4	33%	$1,908.7	32%	$309.7	16%
Service	4,581.2	67	4,047.1	68	534.1	13
Total revenue	$6,799.6	100%	$5,955.8	100%	$843.8	14%
Revenue by geography:
Americas	$2,700.4	40%	$2,442.2	41%	$258.2	11%
EMEA	2,834.3	42	2,396.2	40	438.1	18
APAC	1,264.9	18	1,117.4	19	147.5	13
Total revenue	$6,799.6	100%	$5,955.8	100%	$843.8	14%

Percentages have been rounded for presentation purposes and may differ from unrounded results.

Total revenue increased $843.8 million, or 14%, in 2025 compared to 2024. We continued to experience geographically diversified revenue, as well as diversification across customer and industry verticals. Revenue from all regions grew, with EMEA contributing the largest portion of the increase on an absolute dollar basis and on a percentage basis.

Product revenue increased $309.7 million, or 16% in 2025 compared to 2024. We experienced product revenue growth across our hardware products and software licensing, mainly driven by growth in secure networking hardware products and term licenses.

Service revenue increased $534.1 million, or 13%, in 2025 compared to 2024. Security subscription revenue increased $316.5 million, or 14%, and technical support and other services revenue increased $217.6 million, or 13%, in 2025 compared to 2024. The increase was primarily due to the recognition of revenue from our growing deferred revenue balance related to FortiGuard and other security subscriptions delivered to on-premise and cloud-based environments and growth in SaaS solutions, including unified SASE and SecOps.

Of the service revenue recognized in 2025, 71% was included in the deferred revenue balance as of December 31, 2024. Of the service revenue recognized in 2024, 70% was included in the deferred revenue balance as of December 31, 2023.

Cost of revenue and gross margin

	Year Ended December 31,
	2025	2024	Change	% Change

	(in millions, except percentages)
Cost of revenue:
Product	$725.4	$652.0	$73.4	11%
Service	603.5	505.6	97.9	19
Total cost of revenue	$1,328.9	$1,157.6	$171.3	15%
Gross margin (%):
Product	67.3%	65.8%
Service	86.8%	87.5%
Total gross margin	80.5%	80.6%

Total gross margin remained comparatively flat in 2025 compared to 2024. Revenue mix shifted by 0.6 percentage points from service revenue to product revenue, as a percentage of total revenue.

Product gross margin increased 1.5 percentage points in 2025 compared to 2024, as inventory related reserves expense decreased and normalized as compared to the elevated levels we saw in 2024. Cost of product revenue was comprised primarily of third-party contract manufacturers’ costs and costs of materials used in production.

Service gross margin decreased 0.7 percentage points in 2025 compared to 2024, primarily due to an increase in cloud service costs, partially offset by service revenue growth outpacing labor, replacement, and repair costs increase. Cost of service revenue was comprised primarily of personnel-related costs, replacement and repair costs, cloud services costs from owned data centers, colocation providers and cloud service providers, infrastructure depreciation and related operating costs, software and delivery costs and facility-related costs.

Operating expenses

	Year Ended December 31,				Change	% Change
	2025		2024
	Amount	% of Revenue	Amount	% of Revenue

	(in millions, except percentages)
Operating expenses:
Research and development	$815.5	12%	$716.8	12%	$98.7	14%
Sales and marketing	2,347.5	35	2,044.8	34	302.7	15
General and administrative	233.4	3	237.8	4	(4.4)	(2)
Gain on intellectual property matters	(10.4)	—	(4.6)	—	(5.8)	126
Total operating expenses	$3,386.0	50%	$2,994.8	50%	$391.2	13%

Research and development

Research and development expenses increased $98.7 million, or 14%, in 2025 compared to 2024, primarily due to an increase of $71.8 million in personnel-related costs as a result of increased headcount and compensation rates to support the development of new products and continued enhancements to our existing products and the impact of the recent acquisitions. In addition, non-personnel-related product development costs increased $31.4 million. We expect research and development expenses to increase in absolute dollars in 2026 as we continue to invest in our technology and talent to continue to innovate our products and services.

Sales and marketing

Sales and marketing expenses increased $302.7 million, or 15%, in 2025 compared to 2024, primarily due to an increase of $226.4 million in personnel-related costs. In addition, marketing program and related expenses increased $35.5 million, travel expense increased $10.2 million and cloud hosting services costs related to sales demonstrations increased $6.0 million. We expect our sales and marketing expenses to increase in absolute dollars in 2026 as we continue to invest in our global sales and marketing organization to capture additional market share, and we anticipate that these growth investments may drive sales and marketing expenses to increase at a rate faster than revenue.

General and administrative

General and administrative expenses decreased $4.4 million, or 2%, in 2025 compared to 2024, primarily due to a decrease of $4.5 million in legal related fees and other professional services fees. We expect our general and administrative expenses to increase in absolute dollars in 2026, as we need to support our growing operations while continuing to leverage scale and efficiencies.

Operating income and margin

We generated operating income of $2.08 billion in 2025, an increase of $281.3 million, or 16%, compared to $1.80 billion in 2024. Operating income as a percentage of revenue increased to 30.7% in 2025 compared to 30.3% in 2024. The increase in our operating margin primarily benefits from 0.6 percentage points decrease in general and administrative expenses as a percentage of revenue, partially offset by 0.2 percentage points increase in sales and marketing expenses as a percentage of revenue and 0.1 percentage points decrease in gross margin.

Interest income, interest expense and other income (expense)—net

	Year Ended December 31,
	2025	2024	Change	% Change

	(in millions, except percentages)
Interest income	$162.3	$155.2	$7.1	5%
Interest expense	(20.1)	(20.0)	(0.1)	1%
Other income (expense)—net	55.3	119.9	(64.6)	(54)%

Interest income increased $7.1 million in 2025 as compared to 2024, primarily due to higher average investment balances as we had higher purchases of investments net of sales and maturities. Interest income varies depending on our average investment balances during the period, types and mix of investments, and interest rates. Interest expense remained comparatively flat in 2025 as compared to 2024.

Other income (expense)—net decreased $64.6 million in 2025 as compared to 2024, primarily due to a $66.4 million decrease in gains on bargain purchases. We recorded a gain on bargain purchase of $39.9 million related to our acquisition of Linksys during the first quarter of 2025 as compared to a gain on bargain purchase of $106.3 million related to our acquisition of Lacework recorded during the third quarter of 2024. In addition, gain on changes in fair value of our marketable equity securities decreased $15.7 million. The decreases were partially offset by an $12.0 million decrease of foreign currency exchange losses and a $5.7 million increase in net rental income from real estate leases.

Provision for income taxes

	Year Ended December 31,		Change	% Change
	2025	2024

	(in millions, except percentages)
Provision for income taxes	$439.1	$283.9	$155.2	55%
Effective tax rate (%)	19%	14%

Our provision for income taxes for 2025 reflects an effective tax rate of 19%, compared to an effective tax rate of 14% for 2024. The provision for income taxes for 2025 was comprised primarily of a $599.7 million tax expense related to U.S. federal and state income taxes, other foreign income taxes, foreign withholding taxes and unrecognized tax benefits. The provision was partially offset by excess tax benefits of $60.9 million from stock-based compensation expense, a tax benefit of $84.3 million from the FDII deduction, and a tax benefit of $15.4 million from federal research and development tax credits.

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

On July 4, 2025, H.R. 1, an Act to Provide for Reconciliation Pursuant to Title II of House Concurrent Resolution 14 (the “Act”) commonly referred to as the One Big Beautiful Bill Act, was enacted. The Act makes permanent certain elements of the Tax Cuts and Jobs Act, including immediate expensing of U.S. research and development expenditures, immediate expensing of certain eligible assets, and various modifications to the international tax framework. The income tax effects of the Act have been recognized in our provision for income taxes as of December 31, 2025. As a result of the Act, our income tax liability in 2025 decreased by $120.0 million and our GAAP effective tax rate for 2025 increased by one percentage point.

Gain (loss) from Equity Method Investments

	Year Ended December 31,		Change	% Change
	2025	2024

	(in millions, except percentages)
Gain (loss) from equity method investments	$10.3	$(29.4)	$39.7	(135)%

The $39.7 million year over year change in gain (loss) from equity method investments was primarily driven by our investment in Linksys. In 2025, we recognized $10.8 million gain related to our acquisition of Linksys, compared to a $21.0 million loss in 2024 reflecting our proportionate share of Linksys’ financial results, including our share of amortization of the basis differences and an $8.0 million OTTI charge.

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

Total gross margin has fluctuated on a quarterly basis primarily due to the relative product and service mix. Product gross margin varies based on the types of products sold, their cost profile and their average selling prices. Service gross margin is impacted by revenue growth and our personnel-related costs, replacement and repair costs, cloud services costs from owned data centers, colocation providers and cloud service providers, infrastructure depreciation and related operating costs, software and delivery costs, facility-related costs and foreign currency fluctuations.

Liquidity and Capital Resources

	As of December 31,
	2025	2024	2023

	(in millions)
Cash and cash equivalents	$2,495.3	$2,875.9	$1,397.9
Short-term investments	1,087.2	1,190.6	1,042.5
Long-term investments	339.7	—	—
Total cash, cash equivalents and investments	$3,922.2	$4,066.5	$2,440.4
Working capital	$866.2	$1,910.8	$709.3

	Year Ended December 31,
	2025	2024	2023

	(in millions)
Net cash provided by operating activities	$2,590.6	$2,258.1	$1,935.5
Net cash used in investing activities	(599.1)	(727.4)	(649.3)
Net cash used in financing activities	(2,371.5)	(50.1)	(1,570.4)
Effect of exchange rate changes on cash and cash equivalents	(0.6)	(2.6)	(0.8)
Net increase (decrease) in cash and cash equivalents	$(380.6)	$1,478.0	$(285.0)

Liquidity and capital resources are primarily impacted by our operating activities, as well as repurchases of our common stock, real estate purchases and other capital expenditures, investment grade debt balance, payments of taxes in connection with the net settlement of equity awards, proceeds from the issuance of common stock and business combinations.

In recent years, we have received significant capital resources from our billings to customers, issuance of investment grade debt and, to some extent, from the exercise of stock options by our employees. Additional increases in billings may depend on a number of factors, including demand for and availability of our products and services, competition, pricing actions, market or industry changes, macroeconomic events such as rising inflation and changing interest rates, economic strength, supply chain capacity and disruptions, tariffs and other trade restrictions, international conflicts, including the war in Ukraine, tensions between China and Taiwan or conflicts in the Middle East, an increase in installment billings, and our ability to execute. We expect proceeds from the exercise of stock options in future years to continue to be impacted by the increased mix of restricted stock units and performance stock units versus stock options granted to our employees and to vary based on our stock price.

In August 2025, our board of directors approved a $1.0 billion increase in the authorized stock repurchase amount under the Repurchase Program and extended the term of the Repurchase Program to February 28, 2027, bringing the aggregate amount authorized for repurchases to $9.25 billion of our outstanding common stock through February 28, 2027. In 2025, we repurchased 28.7 million shares of common stock under the Repurchase Program for an aggregate purchase price of $2.29 billion. As of December 31, 2025, approximately $738.6 million remained available for future share repurchases under the Repurchase Program. In January 2026, our board of directors approved a $1.0 billion increase in the authorized stock repurchase amount under the Repurchase Program, bringing the aggregate amount authorized to be repurchased to $10.25 billion of our outstanding common stock through February 28, 2027. As of February 24, 2026, approximately $1.27 billion remained available for future share repurchases. Subsequent to December 31, 2025 and through the filing of this Annual Report on Form 10-K, we repurchased 6.1 million shares of our common stock at an average price of $76.68 per share, for an aggregate purchase price of $470.5 million, under the Repurchase Program.

We expect to continue to increase our data center, PoP, office and warehouse capacity to support growth and the expansion of existing services or introduction of new services. As we purchase new properties, we will work to incorporate these properties into the environmental goals we have established. We estimate 2026 capital expenditures to be between approximately $350 million and $450 million.

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

These inventory purchase commitments as of December 31, 2025 totaled $810.6 million, an increase of $219.5 million compared to $591.1 million as of December 31, 2024, as we continued to work with contract manufacturers and suppliers to optimize our inventory and purchase commitments position based on growth trends in customer demand. We record a liability for inventory purchase commitments in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of December 31, 2025 and 2024, the liability for these inventory purchase commitments was $26.7 million and $54.0 million, respectively, and was recorded in accrued liabilities on our consolidated balance sheets.

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

We also have open purchase orders and contractual obligations in the ordinary course of business for which we have not received goods or services. As of December 31, 2025, we had $118.3 million in other contractual commitments having a remaining term in excess of one year that are non-cancelable.

As of December 31, 2025, our cash, cash equivalents and short-term and long-term investments of $3.92 billion were invested primarily in deposit accounts, commercial paper, corporate debt securities, U.S. government and agency securities, certificates of deposit and term deposits, money market funds and marketable equity securities. It is our investment policy to invest excess cash in a manner that preserves capital, provides liquidity, and generates return without significantly increasing risk. We currently expect to repay the outstanding balance of the 2026 Senior Notes maturing on March 15, 2026 at the date of maturity. Based on current projections, we expect to have sufficient liquidity to fund this repayment and meet our operating requirements for at least the next 12 months and thereafter for the foreseeable future, including our foreseeable future supply obligations, capital expenditures and share repurchases.

The amount of cash, cash equivalents and investments held by our international subsidiaries was $266.9 million and $207.8 million as of December 31, 2025 and 2024, respectively.

We believe that our existing cash and cash equivalents and cash flow from operations will be sufficient for at least the next 12 months to meet our requirements and plans for cash, including meeting our working capital requirements and capital expenditure requirements. In the long term, our ability to support our requirements and plans for cash, including our working capital and capital expenditure requirements will depend on many factors, including our growth rate, the timing and amount of our share repurchases and debt retirement, the expansion of sales and marketing activities, pricing actions, the introduction of new and enhanced products and services offerings, the continuing market acceptance of our products, the timing and extent of spending to support development efforts, our investments in purchasing, developing or leasing real estate, cash paid for taxes and macroeconomic impacts such as rising inflation and changing interest rates, changes in tariffs and other trade restrictions, impacts of international conflicts, including the war in Ukraine, tensions between China and Taiwan or conflicts in the Middle East. Historically, we have required capital principally to fund our working capital needs, share repurchases, capital expenditures and acquisition activities. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all.

During 2025, 2024 and 2023, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Operating Activities

Cash generated by operating activities is our primary source of liquidity. It is primarily comprised of net income, as adjusted for non-cash items and changes in operating assets and liabilities. Non-cash adjustments consist primarily of amortization of deferred contract costs, stock-based compensation and depreciation and amortization. Changes in operating assets and liabilities consist primarily of changes in deferred revenue, deferred contract costs, accounts receivable—net, prepaid expenses and other current assets, inventory, deferred tax assets, accrued payroll and compensation and accounts payable.

Our operating activities during 2025 provided cash flows of $2.59 billion as a result of the continued growth of our business, improved profitability and our ability to successfully manage our working capital. Changes in operating assets and liabilities were primarily driven by an increase of $754.2 million in our deferred revenue during 2025. In addition, changes in operating assets and liabilities were driven by an increase of $449.0 million in deferred contract costs which primarily consists of sales commissions, an increase of $215.9 million in accounts receivable—net, an increase of $95.9 million in prepaid expenses and other current assets, an increase of $90.6 million in inventory, a decrease of $66.2 million in deferred tax assets, an increase of $55.0 million in accrued payroll and compensation and an increase of $27.9 million in accounts payable.

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

During 2025, cash used in investing activities was $599.1 million, primarily driven by $364.8 million used for the purchases of property and equipment, $192.8 million spent for purchases of investments, net of maturities and sales of investments, and $41.6 million used for payments made in connection with business combinations, net of cash.

Financing Activities

The changes in cash flows from financing activities primarily relate to repurchase and retirement of common stock, and taxes paid related to net share settlement of equity awards, net of proceeds from the issuance of common stock under the Amended and Restated 2009 Equity Incentive Plan (the “2009 EIP”).

During 2025, cash used in financing activities was $2.37 billion, driven by $2.29 billion used to repurchase shares of our common stock and $81.6 million used to pay tax withholding related to net share settlement of equity awards, net of proceeds from the issuance of common stock.

Recent Accounting Pronouncements

Refer to Note 1. of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for a full description of recently adopted accounting pronouncements.

ITEM 7A.     Quantitative and Qualitative Disclosures about Market Risk

Investment and Interest Rate Fluctuation Risk

We are exposed to interest rate risks primarily related to our investment portfolio and the outstanding debt, as changes in prevailing interest rates may affect the fair value of investments and the cost of future financing activities.

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash, cash equivalents, investments and marketable equity securities in a variety of securities, including commercial paper, corporate debt securities, U.S. government and agency securities, certificates of deposit and term deposits, money market funds and marketable equity securities. The risk associated with fluctuating interest rates is limited to our investment portfolio. A 10% decrease in interest rates would have resulted in a decrease of $16.2 million, $15.5 million and $12.0 million in our interest income for 2025, 2024, and 2023, respectively.

Foreign Currency Exchange Risk

Our sales contracts are primarily denominated in U.S. dollars and therefore substantially all of our revenue is not subject to foreign currency translation risk. However, a substantial portion of our operating expenses incurred outside the United States are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro (“EUR”), the Canadian dollar (“CAD”), the British pound (“GBP”) and the Japanese yen (“JPY”). To help protect against significant fluctuations in value and the volatility of future cash flows caused by changes in currency exchange rates, we engage in foreign currency risk management activities to minimize the impact of balance sheet items denominated in CAD. We do not use these contracts for speculative or trading purposes. All of the derivative instruments are with high quality financial institutions and we monitor the credit worthiness of these parties. These contracts typically have a maturity of one month and settle on the last day of each month. We record changes in the fair value of forward exchange contracts related to balance sheet accounts in other income (expense)—net in the consolidated statements of income. We recognized an expense of $4.9 million in 2025 due to foreign currency transaction losses.

Our use of forward exchange contracts is intended to reduce, but not eliminate, the impact of currency exchange rate movements. Our forward exchange contracts are relatively short-term in nature and are focused on the CAD. Long-term material changes in the value of the U.S. dollar against other foreign currencies, such as the EUR, GBP and JPY, could adversely impact our operating expenses in the future. We assessed the risk of loss in fair values from the impact of hypothetical changes in foreign currency exchange rates. For foreign currency exchange rate risk, a 10% increase or decrease of foreign currency exchange rates against the U.S. dollar with all other variables held constant would have resulted in a $17.2 million change in the value of our foreign currency cash balances as of December 31, 2025.

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

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Fortinet, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
•We selected a sample of certain contracts and performed the following:
•Obtained and read the related contract documents and evaluated whether management had properly identified the performance obligations.

•Assessed management’s evaluation of the impact of the performance obligations on the pattern and timing of revenue recognition.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
February 24, 2026

We have served as the Company’s auditor since 2002.

FORTINET, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	December 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,495.3	$2,875.9
Short-term investments	1,087.2	1,190.6
Accounts receivable—Net of allowance for credit losses of $7.4 million and $5.9 million at December 31, 2025 and 2024, respectively	1,691.2	1,463.4
Inventory	399.5	315.5
Prepaid expenses and other current assets	227.0	126.1
Total current assets	5,900.2	5,971.5
LONG-TERM INVESTMENTS	339.7	—
PROPERTY AND EQUIPMENT—NET	1,619.0	1,349.5
DEFERRED CONTRACT COSTS	735.5	622.9
DEFERRED TAX ASSETS	1,314.9	1,335.6
GOODWILL	257.4	235.4
OTHER INTANGIBLE ASSETS—NET	97.3	115.0
OTHER ASSETS	125.2	133.2
TOTAL ASSETS	$10,389.2	$9,763.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$230.8	$190.9
Accrued liabilities	354.6	337.9
Accrued payroll and compensation	312.9	255.7
Current portion of long-term debt	499.7	—
Deferred revenue	3,636.0	3,276.2
Total current liabilities	5,034.0	4,060.7
DEFERRED REVENUE	3,479.8	3,084.7
LONG-TERM DEBT	496.6	994.3
OTHER LIABILITIES	141.3	129.6
Total liabilities	9,151.7	8,269.3
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value—1,500.0 shares authorized; 743.0 shares and 767.0 shares issued and outstanding at December 31, 2025 and 2024, respectively	0.7	0.8
Additional paid-in capital	1,770.1	1,636.2
Accumulated other comprehensive loss	(25.4)	(26.1)
Accumulated deficit	(507.9)	(117.1)
Total stockholders’ equity	1,237.5	1,493.8
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,389.2	$9,763.1
See notes to consolidated financial statements.

FORTINET, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
REVENUE:
Product	$2,218.4	$1,908.7	$1,927.3
Service	4,581.2	4,047.1	3,377.5
Total revenue	6,799.6	5,955.8	5,304.8
COST OF REVENUE:
Product	725.4	652.0	763.6
Service	603.5	505.6	473.6
Total cost of revenue	1,328.9	1,157.6	1,237.2
GROSS PROFIT:
Product	1,493.0	1,256.7	1,163.7
Service	3,977.7	3,541.5	2,903.9
Total gross profit	5,470.7	4,798.2	4,067.6
OPERATING EXPENSES:
Research and development	815.5	716.8	613.8
Sales and marketing	2,347.5	2,044.8	2,006.0
General and administrative	233.4	237.8	211.3
Gain on intellectual property matters	(10.4)	(4.6)	(4.6)
Total operating expenses	3,386.0	2,994.8	2,826.5
OPERATING INCOME	2,084.7	1,803.4	1,241.1
INTEREST INCOME	162.3	155.2	119.7
INTEREST EXPENSE	(20.1)	(20.0)	(21.0)
OTHER INCOME (EXPENSE)—NET	55.3	119.9	(6.1)
INCOME BEFORE INCOME TAXES AND GAIN (LOSS) FROM EQUITY METHOD INVESTMENTS	2,282.2	2,058.5	1,333.7
PROVISION FOR INCOME TAXES	439.1	283.9	143.8
GAIN (LOSS) FROM EQUITY METHOD INVESTMENTS	10.3	(29.4)	(42.1)
NET INCOME	$1,853.4	$1,745.2	$1,147.8
Net income per share (Note 8):
Basic	$2.45	$2.28	$1.47
Diluted	$2.42	$2.26	$1.46
Weighted-average shares used to compute net income per share:
Basic	758.0	764.4	778.6
Diluted	764.6	771.9	788.2
See notes to consolidated financial statements.

FORTINET, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2025	2024	2023
Net income	$1,853.4	$1,745.2	$1,147.8
Other comprehensive income (loss):
Change in foreign currency translation	—	(7.5)	(5.5)
Change in unrealized gains (losses) on investments	1.0	0.4	8.8
Less: tax provision related to items of other comprehensive income (loss)	0.3	0.1	2.0
Other comprehensive income (loss)	0.7	(7.2)	1.3
Comprehensive income	$1,854.1	$1,738.0	$1,149.1

See notes to consolidated financial statements.

FORTINET, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in millions)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
BALANCE—December 31, 2022	781.5	$0.8	$1,284.2	$(20.2)	$(1,546.4)	$(281.6)
Issuance of common stock in connection with equity incentive plans - net of tax withholding	6.7	—	(68.5)	—	—	(68.5)
Repurchase and retirement of common stock	(27.2)	—	(37.4)	—	(1,463.1)	(1,500.5)
Excise tax on net stock repurchases	—	—	(10.9)	—	—	(10.9)
Stock-based compensation expense	—	—	249.0	—	—	249.0
Net unrealized gain on investments - net of tax	—	—	—	6.8	—	6.8
Foreign currency translation adjustment	—	—	—	(5.5)	—	(5.5)
Net income	—	—	—	—	1,147.8	1,147.8
BALANCE—December 31, 2023	761.0	0.8	1,416.4	(18.9)	(1,861.7)	(463.4)
Issuance of common stock in connection with equity incentive plans - net of tax withholding	6.0	—	(38.1)	—	—	(38.1)
Repurchase and retirement of common stock	—	—	—	—	(0.6)	(0.6)
Stock-based compensation expense	—	—	257.9	—	—	257.9
Net unrealized gain on investments - net of tax	—	—	—	0.3	—	0.3
Foreign currency translation adjustment	—	—	—	(7.5)	—	(7.5)
Net income	—	—	—	—	1,745.2	1,745.2
BALANCE—December 31, 2024	767.0	0.8	1,636.2	(26.1)	(117.1)	1,493.8
Issuance of common stock in connection with equity incentive plans - net of tax withholding	4.7	—	(81.8)	—	—	(81.8)
Repurchase and retirement of common stock	(28.7)	(0.1)	(45.5)	—	(2,244.2)	(2,289.8)
Excise tax on net stock repurchases	—	—	(18.3)	—	—	(18.3)
Stock-based compensation expense	—	—	279.5	—	—	279.5
Net unrealized gain on investments - net of tax	—	—	—	0.7	—	0.7
Net income	—	—	—	—	1,853.4	1,853.4
BALANCE—December 31, 2025	743.0	$0.7	$1,770.1	$(25.4)	$(507.9)	$1,237.5
See notes to consolidated financial statements.

FORTINET, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,853.4	$1,745.2	$1,147.8
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	279.5	257.9	249.0
Amortization of deferred contract costs	336.3	293.7	266.3
Depreciation and amortization	152.0	122.8	113.4
Amortization of investment discounts	(33.7)	(48.8)	(27.7)
Other	(52.7)	(92.1)	60.6
Changes in operating assets and liabilities, net of impact of business combinations:
Accounts receivable—net	(215.9)	(45.4)	(146.4)
Inventory	(90.6)	131.2	(253.5)
Prepaid expenses and other current assets	(95.9)	(13.7)	(27.6)
Deferred contract costs	(449.0)	(311.1)	(353.5)
Deferred tax assets	66.2	(223.2)	(301.9)
Other assets	(16.2)	(11.0)	17.7
Accounts payable	27.9	(10.2)	(43.1)
Accrued liabilities	13.3	(106.7)	137.4
Accrued payroll and compensation	55.0	—	23.4
Deferred revenue	754.2	577.8	1,095.3
Other liabilities	6.8	(8.3)	(21.7)
Net cash provided by operating activities	2,590.6	2,258.1	1,935.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(1,996.1)	(1,948.6)	(1,855.8)
Sales of investments	10.6	0.5	4.0
Maturities of investments	1,792.7	1,891.7	1,414.8
Purchases of property and equipment	(364.8)	(378.9)	(204.1)
Purchases of investments in privately held companies	—	—	(8.5)
Payments made in connection with business combinations, net of cash acquired	(41.6)	(275.5)	—
Purchases of marketable equity securities	—	(16.7)	—
Other	0.1	0.1	0.3
Net cash used in investing activities	(599.1)	(727.4)	(649.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase and retirement of common stock	(2,289.8)	(0.6)	(1,500.5)
Proceeds from issuance of common stock	44.7	63.1	43.8
Taxes paid related to net share settlement of equity awards	(126.3)	(100.9)	(112.5)
Other	(0.1)	(11.7)	(1.2)
Net cash used in financing activities	(2,371.5)	(50.1)	(1,570.4)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(0.6)	(2.6)	(0.8)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(380.6)	1,478.0	(285.0)
CASH AND CASH EQUIVALENTS—Beginning of year	2,875.9	1,397.9	1,682.9
CASH AND CASH EQUIVALENTS—End of year	$2,495.3	$2,875.9	$1,397.9
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes—net	$451.5	$578.9	$426.3
Operating lease liabilities arising from obtaining right-of-use assets	$51.3	$39.3	$19.2
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfers of evaluation units and equipment from inventory to property and equipment	$29.2	$35.5	$31.8
Liability for purchase of property and equipment	$25.6	$23.0	$23.6
Excise tax payable on net stock repurchases	$18.3	$—	$10.9
Liability incurred in connection with business combinations	$4.6	$6.2	$—
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

Amounts previously reported as marketable equity securities are included in short-term investments in prior periods to conform with current period presentation in our consolidated balance sheets. Amounts previously reported as gain on bargain purchase are included in other income (expense)—net in prior periods to conform with current period presentation in our consolidated statements of income. Amounts previously reported as loss from equity method investments and gain on bargain purchase are included in other in prior periods to conform with current period presentation in section of net cash provided by operating activities in our consolidated statements of cash flows. The reclassification had no impact on our previously reported total assets, net income or cash flows from operating or investing activities and did not result in a restatement of prior period consolidated financial statements.

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

Concentration Risk—Financial instruments that subject us to concentrations of credit risk consist primarily of cash, cash equivalents, short-term and long-term investments, marketable equity securities and accounts receivable. Our cash balances are maintained as deposits with various large financial institutions in the United States and around the world. Balances in the United States typically exceed the amount of insurance provided on such deposits. We maintain our cash equivalents and investments in money market funds, corporate debt securities, U.S. government and agency securities, commercial paper and certificates of deposit and term deposits with major financial institutions that our management believes are financially sound.

Our accounts receivable are derived from our customers in various geographic locations. We perform ongoing credit evaluations of our customers. We generally do not require collateral on accounts receivable, and we maintain reserves for estimated credit losses. See Note 15. Segment Information for distributor customers accounted for 10% or more of our revenue or net accounts receivable.

We rely on a small number of manufacturing partners, with the majority of manufacturing in Taiwan and U.S., to manufacture our products, and some of the chips and other components of our products used by the contract manufacturers are available from limited or sole sources of supply. We do not own manufacturing activities in China. Our proprietary Application-Specific Integrated Circuits are built by contract manufacturers located in Japan and Taiwan; other integrated circuits are provided by other chip manufacturers.

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

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Foreign Currency and Transaction Gains and Losses—The functional currency for most of our foreign subsidiaries is the U.S. dollar. For our international subsidiary whose functional currency is the local currency, we translate the financial statements of this subsidiary to U.S. dollars using the exchange rates in effect at the balance sheet dates for assets and liabilities, and average monthly exchange rates for revenues, costs, and expenses. We record translation gains and losses in accumulated other comprehensive income as a component of stockholders’ equity (deficit). We reflect net foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to functional currency as a component of foreign currency exchange gain (loss) in other income (expense)—net. We recognized a foreign currency loss of $4.9 million, $16.9 million and $7.0 million in other income (expense)—net, for 2025, 2024, and 2023, respectively.

Cash and Cash Equivalents—We consider all highly liquid investments, purchased with original maturities of three months or less, to be cash equivalents. Cash and cash equivalents consist of balances with banks and highly liquid investments in commercial paper, corporate debt, U.S. government and agency securities, term deposits and money market funds.

Available-for-Sale Investments—We hold investment grade securities consisting of corporate debt securities, U.S. government and agency securities, commercial paper and certificates of deposit and term deposits. We classify our investments as available-for-sale (“AFS”) at the time of purchase, since it is our intent that these investments are available for current operations. Investments with original maturities greater than three months with a remaining maturity of less than one year from the consolidated balance sheet date are classified as short-term investments. Investments with remaining maturities greater than one year from the consolidated balance sheet date are classified as long-term investments.

Our AFS investments in debt securities are carried at estimated fair value with any unrealized gains and losses, net of taxes, included in accumulated other comprehensive income (loss) in the consolidated statements of stockholders’ equity (deficit). AFS debt securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of that difference, if any, is caused by expected credit losses. An investment is impaired if the fair value of the investment is less than its cost. If the fair value of an investment is less than its amortized cost basis at the balance sheet date and if we do not intend to sell the investment, we consider available evidence to assess whether it is more likely than not that we will be required to sell the investment before the recovery of its amortized cost basis. We consider relevant quantitative and qualitative information, including general market conditions and the duration of the unrealized loss, in assessing whether a decline in fair value below amortized cost is attributable to credit related factors and whether we intend to sell, or will be required to sell, the security before recovery of its amortized cost basis. Once an impairment is determined to be attributable to credit-related factors, allowance for credit losses (i.e., the credit loss component) on AFS debt securities is recognized as credit loss expense, a charge in other income (expense)—net, on our consolidated statements of income, and any remaining unrealized losses (i.e., the non-credit loss component), net of taxes, are included in accumulated other comprehensive income (loss) on our consolidated statements of stockholders’ equity (deficit).

We consider whether unrealized losses have resulted from a credit loss or other factors. The unrealized losses on our AFS debt securities as of December 31, 2025, 2024 and 2023 were caused by fluctuations in market value and interest rates as a result of the market conditions. We concluded that an allowance for credit losses was unnecessary as of December 31, 2025, 2024 and 2023 because (i) the decline in market value was attributable to changes in market conditions and not credit quality, and (ii) we concluded that neither do we intend to sell nor is it more likely than not that we will be required to sell these investments prior to recovery of their amortized cost basis. As a result, we had no credit losses recorded for the years ended December 31, 2025, 2024 and 2023.

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

Investments in privately held companies—Our investments in privately held companies consist of investments in common stock or in-substance common stock. Our equity method investments provide us with the ability to exercise significant influence over the investees, but not an absolute controlling financial interest. These investments are accounted for under the equity method of accounting and were initially recorded at cost. Subsequently, we recognize our proportionate share of the entity’s net profit or loss, the amortization of any basis differences, as well as any other-than-temporary impairment (“OTTI”) as gain or loss from these equity method investments in the consolidated statements of income and as an adjustment to the investment balance. We record our proportionate share of the results of these equity method investments on a three-month lag basis. We evaluate whether there are material transactions or events that occur during the intervening period that materially affect the financial position or results of operations. As of December 31, 2025, we had one equity method investment, and as of December 31, 2024, we had two equity method investments, including the investment in Linksys Holdings, Inc. (“Linksys”). As of December 31, 2025 and 2024, our equity method investments were recorded in other assets. Our remaining investments in privately held companies are recorded at cost and as of December 31, 2025 and 2024 were not material.

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

We further consider collectability trends for the allowance for credit losses based on our assessment of various factors, including credit quality of our customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect our ability to collect from our customers. Expected credit losses are recorded as general and administrative expenses on our consolidated statements of income. The allowance for credit losses was $7.4 million and $5.9 million as of December 31, 2025 and 2024, respectively. Provisions, write-offs and recoveries were not material during the years ended December 31, 2025, 2024 and 2023.

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

Business Combinations—We include the results of operations of the businesses that we acquire as of the respective dates of acquisition. We allocate the fair value of the purchase price of our business acquisitions to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the fair values of these identifiable assets and liabilities is recorded as goodwill. The excess of the fair values of the net assets acquired over the net purchase consideration is recorded as a gain on bargain purchase within other income (expense)—net on the consolidated statements of income. We often continue to gather additional information throughout the measurement period, not to exceed one year from the acquisition date. Measurement period adjustments that relate to facts and circumstances that existed as of the acquisition date are generally recorded with a corresponding adjustment to goodwill, as if the accounting had been completed at the acquisition date. Adjustments identified after the measurement period are recognized in the consolidated statements of income in the period identified.

Impairment of Long-Lived Assets—We evaluate events and changes in circumstances that could indicate carrying amounts of long-lived assets, including intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future undiscounted cash flows is less than the carrying amount of those assets, we record an impairment charge in the period in which we make the determination. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There were no impairments of long-lived assets in 2025, 2024 and 2023.

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

We performed our annual goodwill impairment assessment and did not identify any impairment indicators as a result of the review. As of December 31, 2025 and 2024, we had one reporting unit.

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

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On July 4, 2025, H.R. 1, an Act to Provide for Reconciliation Pursuant to Title II of House Concurrent Resolution 14 (the “Act”) commonly referred to as the One Big Beautiful Bill Act, was enacted. The Act makes permanent certain elements of the Tax Cuts and Jobs Act, including immediate expensing of U.S. research and development expenditures, immediate expensing of certain eligible assets, and various modifications to the international tax framework. As a result of the Act, our income tax liability in 2025 decreased by $120.0 million and our GAAP effective tax rate for 2025 increased by one percentage point.

Stock-Based Compensation—The fair value of restricted stock units (“RSUs”) is based on the closing market price of our common stock on the date of grant. We have elected to use the Black-Scholes-Merton (“Black-Scholes”) pricing model to determine the fair value of our stock options and the Monte Carlo simulation pricing model to determine the fair value of our performance stock units (“PSUs”). Stock-based compensation expense of our RSUs and options is amortized on a straight-line basis over the service period and stock-based compensation expense of our PSUs is amortized using a graded vesting method over the vesting period. We account for forfeitures of all stock-based payment awards when they occur.

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

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Research and Development Costs—Research and development costs are expensed as incurred, and primarily consist of personnel costs. Research and development costs also include ASIC and system prototype and certification-related expenses, depreciation of property and equipment and facility-related expenses. The majority of our research and development is focused on software and hardware development.

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
Deferred Contract Costs and Commission Expense—Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. We recognize sales commissions expenses related to product sales upfront while sales commissions expenses for service contracts are deferred as deferred contract costs in the consolidated balance sheets and amortized over the applicable amortization period. Commission costs for initial contracts that are not commensurate with commissions on renewal contracts are amortized on a straight-line basis over the period of benefit, which we have determined to be five years and which is typically longer than the initial contract term. The amortization of deferred contract costs is included in sales and marketing expenses in our consolidated statements of income. Amortization of deferred contract costs during 2025, 2024 and 2023 was $336.3 million, $293.7 million and $266.3 million, respectively. No impairment loss of deferred contract costs asset was recognized during 2025, 2024 and 2023.

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

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We derive a significant amount of product sales from FortiGate, a secure networking hardware which include a broad set of built-in security and networking features and functionalities, including firewall, next-generation firewall, secure web gateway, SSL inspection, software-defined wide-area network, intrusion prevention, SSL data leak prevention, virtual private network, switch and wireless controller and wide area network edge.

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

Service revenue relates to sales of our FortiGuard and other security subscriptions, FortiCare technical support services and other services. Our typical subscription and support term is one to five years. We generally recognize revenue from these services ratably over the service term because of continuous transfer of control to the customer. We also generate a portion of our revenue from other services consisting of professional services and training. Security subscription include SaaS which is either hosted by us or provided through cloud providers. We recognize revenue from professional and training services as the services are provided. We recognize revenue from SaaS as the subscription service is delivered over the term, or on a monthly usage basis.

Our sales contracts typically contain performance obligations, such as hardware, software license, security subscription, technical support services, SaaS and other services, which are generally capable of being distinct and accounted for as separate performance obligations. Our hardware and software licenses have significant standalone functionalities and capabilities. Accordingly, the hardware and software licenses are distinct from the security subscription and technical support services, as a customer can benefit from the product without the services and the services are separately identifiable within a contract. We allocate the transaction price to each performance obligation based on relative standalone selling price. We establish standalone selling price using the prices charged for a deliverable when sold separately. If not observable through past transactions, we determine standalone selling price by considering multiple historical factors including, but not limited to, cost of products, gross margin objectives, pricing practices, geographies and the term of a service contract. Revenue is reported net of sales tax.

In certain circumstances, our contracts include provisions for sales rebates and other customer incentive programs. Additionally, in limited circumstances, we may permit end-customers, distributors and resellers to return our products, subject to varying limitations, for a refund within a reasonably short period from the date of purchase. These amounts are accounted for as variable consideration that can decrease the transaction price. We estimate variable consideration using the expected-value method based on the most likely amounts to which we expect our customers to be entitled. We include estimated amounts in the transaction price to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimate for refund liabilities, which include sales returns reserve and customer rebates, was $52.0 million and $71.8 million as of December 31, 2025 and 2024, respectively, and is included in accrued liabilities in our consolidated balance sheet.

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

Shipping and handling fees charged to our customers are recognized as revenue in the period shipped and the related costs for providing these services are recorded in cost of revenue. Shipping and handling fees recognized were not material during 2025, 2024 and 2023.

Warranties—We generally provide a one-year warranty for most hardware products and a 90-day warranty for software. We also provide extended warranties under the terms of our support agreements. A provision for estimated future costs related to warranty activities in the first year after product sale is recorded as a component of cost of product revenues when the product revenue is recognized, based upon historical product failure rates and historical costs incurred in correcting product failures. Warranty costs related to extended warranties sold under support agreements are recognized as cost of service revenue as incurred. Accrued warranty liability was not material as of December 31, 2025 and 2024.

Contingent Liabilities—From time to time, we are involved in disputes, litigation, and other legal actions. There are many uncertainties associated with any disputes, litigation and other legal actions, and these actions or other third-party claims

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Recently Adopted Accounting Standards

Income Taxes

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. We adopted ASU 2023-09 for our annual period beginning fiscal year 2025 on a prospective basis. Refer to Note 13. Income Taxes.

Recent Accounting Standards Not Yet Effective

Expense Disaggregation Disclosures

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified the effective date of ASU 2024-03. ASU 2024-03 enhances the disclosures required for expense disaggregation in our annual and interim consolidated financial statements. The amendments are effective for our annual reporting period beginning fiscal 2027, with early adoption permitted, and can be applied prospectively or retrospectively. We are currently evaluating the ASU to determine its impact on our disclosures.

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

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.     REVENUE RECOGNITION

Disaggregation of Revenue

The following table presents our revenue disaggregated by major product and service lines (in millions):

	Year Ended December 31,
	2025	2024	2023
Product	$2,218.4	$1,908.7	$1,927.3
Service:
Security subscription	2,633.2	2,316.7	1,898.1
Technical support and other	1,948.0	1,730.4	1,479.4
Total service revenue	4,581.2	4,047.1	3,377.5
Total revenue	$6,799.6	$5,955.8	$5,304.8

Deferred Revenue

During 2025 and 2024, we recognized $3.26 billion and $2.84 billion in revenue that was included in the deferred revenue balance as of December 31, 2024 and 2023, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

As of December 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $7.18 billion, which was substantially comprised of deferred security subscription and technical support services revenue as well as unbilled contract revenue from non-cancellable contracts that will be recognized in future periods. We expect to recognize approximately $3.66 billion as revenue over the next 12 months, $2.80 billion in years two and three, and the remainder thereafter.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.     FINANCIAL INSTRUMENTS AND FAIR VALUE

Short-Term and Long-Term Investments

Our short-term and long-term investments comprised of available-for-sale investments and marketable equity securities. The following tables summarize our short-term and long-term investments (in millions):

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and agency securities	$513.7	$0.9	$—	$514.6
Corporate debt securities	368.5	0.4	(0.1)	368.8
Commercial paper	354.8	0.1	—	354.9
Certificates of deposit and term deposits	90.3	0.1	—	90.4
Total available-for-sale investments	1,327.3	1.5	(0.1)	1,328.7
Marketable equity securities				98.2
Total short-term and long-term investments	$1,327.3	$1.5	$(0.1)	$1,426.9

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and agency securities	$469.1	$0.4	$—	$469.5
Corporate debt securities	166.4	0.1	(0.1)	166.4
Commercial paper	428.7	0.2	(0.2)	428.7
Certificates of deposit and term deposits	61.8	—	—	61.8
Total available-for-sale investments	1,126.0	0.7	(0.3)	1,126.4
Marketable equity securities				64.2
Total short-term and long-term investments	$1,126.0	$0.7	$(0.3)	$1,190.6

The following tables show the gross unrealized losses and the related fair values of our available-for-sale investments that have been in a continuous unrealized loss position (in millions):

	December 31, 2025
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency securities	$514.5	$—	$—	$—	$514.5	$—
Corporate debt securities	368.9	(0.1)	—	—	368.9	(0.1)
Commercial paper	354.9	—	—	—	354.9	—
Certificates of deposit and term deposits	90.4	—	—	—	90.4	—
Total available-for-sale investments	$1,328.7	$(0.1)	$—	$—	$1,328.7	$(0.1)

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2024
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency securities	$27.8	$—	$—	$—	$27.8	$—
Corporate debt securities	63.5	(0.1)	—	—	63.5	(0.1)
Commercial paper	149.4	(0.2)	—	—	149.4	(0.2)
Certificates of deposit and term deposits	10.9	—	—	—	10.9	—
Total available-for-sale investments	$251.6	$(0.3)	$—	$—	$251.6	$(0.3)

The contractual maturities of our available-for-sale investments were (in millions):

	December 31, 2025	December 31, 2024
Due within one year	$989.0	$1,126.4
Due within one to three years	339.7	—
Total	$1,328.7	$1,126.4

We do not intend to sell any of the securities in an unrealized loss position and it is not more likely than not that we would be required to sell these securities before recovery of their amortized cost basis, which may be at maturity.

Realized gains and losses on available-for-sale investments were insignificant in the periods presented.

The changes in fair value of our marketable equity securities are recorded in other income (expense)—net on the consolidated statements of income. We recognized $10.8 million and $26.4 million gain and $4.4 million loss in 2025, 2024 and 2023, respectively.

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

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets Measured at Fair Value on a Recurring Basis

The following table presents the fair value of our financial assets measured at fair value on a recurring basis (in millions):

	December 31, 2025				December 31, 2024
	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$174.4	$174.4	$—	$—	$296.1	$296.1	$—	$—
Corporate debt securities	1.1	—	1.1	—	—	—	—	—
Commercial paper	38.1	—	38.1	—	59.7	—	59.7	—
Total cash equivalents	213.6	174.4	39.2	—	355.8	296.1	59.7	—
Short-term investments:
U.S. government and agency securities	383.5	381.5	2.0	—	469.5	464.5	5.0	—
Corporate debt securities	160.2	—	160.2	—	166.4	—	166.4	—
Commercial paper	354.9	—	354.9	—	428.7	—	428.7	—
Certificates of deposit and term deposits	90.4	—	90.4	—	61.8	—	61.8	—
Marketable equity securities	98.2	98.2	—	—	64.2	64.2	—	—
Total short-term investments	1,087.2	479.7	607.5	—	1,190.6	528.7	661.9	—
Long-term investments:
U.S. government and agency securities	131.1	121.8	9.3	—	—	—	—	—
Corporate debt securities	208.6	—	208.6	—	—	—	—	—
Total long-term investments	339.7	121.8	217.9	—	—	—	—	—
Total	$1,640.5	$775.9	$864.6	$—	$1,546.4	$824.8	$721.6	$—

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the years ended December 31, 2025 and December 31, 2024.

4.     INVENTORY

Inventory, net of reserves, consisted of (in millions):

	December 31, 2025	December 31, 2024
Raw materials	$61.9	$90.9
Work in process	3.0	4.1
Finished goods	334.6	220.5
Inventory	$399.5	$315.5

The excess and obsolete inventory reserve was $137.5 million and $144.8 million as of December 31, 2025 and 2024, respectively. Inventory write-downs related to excess and obsolete inventory were not material for the year ended December 31, 2025, and were $37.1 million and $35.8 million for the years ended December 31, 2024 and 2023 respectively. These were recorded in cost of product revenue on the consolidated statements of income.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.     PROPERTY AND EQUIPMENT—Net

Property and equipment—net consisted of (in millions):

	December 31, 2025	December 31, 2024
Land	$592.4	$500.6
Buildings and improvements	974.0	801.4
Computer equipment and software	341.0	279.1
Leasehold improvements	58.5	64.3
Evaluation units	24.1	31.8
Furniture and fixtures	36.3	36.4
Construction-in-progress	74.6	52.0
Total property and equipment	2,100.9	1,765.6
Less: accumulated depreciation	(481.9)	(416.1)
Property and equipment—net	$1,619.0	$1,349.5

During 2025, we purchased certain real estate properties in California, United States; Burnaby, Canada; Frankfurt, Germany; Almere, the Netherlands; and London, the United Kingdom, totaling $255.8 million. The purchases were accounted for under the asset acquisition method. The costs of the assets allocated to land and buildings and improvements were $97.3 million and $158.5 million, respectively, based on their relative fair values.

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

Depreciation expense was $101.3 million, $99.7 million and $94.5 million in 2025, 2024 and 2023, respectively.

6.     BUSINESS COMBINATIONS

2025 Acquisitions

Linksys Holdings, Inc.

In 2021, we invested $160.0 million in cash for shares of the Series A Preferred Stock of Linksys for a 50.8% ownership interest in the outstanding equity of Linksys. On January 31, 2025 (“Linksys Acquisition Date”), we acquired all of the remaining outstanding Series A Preferred Stock of Linksys for $20.8 million in cash and now own 100% of the outstanding equity of Linksys. Our pre-existing equity method investment in Linksys of 50.8% ownership interest was remeasured to the fair value of $21.5 million at the Linksys Acquisition Date, which resulted in a $10.8 million gain recorded in gain (loss) from equity method investments on the consolidated statements of income. Therefore, the aggregate purchase consideration for Linksys’ equity equaling the fair value of the previously owned stock and the purchase price for the remaining stock acquired was $42.3 million.

This acquisition was accounted for as a business combination using the acquisition method of accounting. Of the aggregate purchase price, $17.5 million was allocated to identifiable intangible assets acquired and $64.7 million was allocated to other net assets acquired which predominantly included deferred tax asset of $45.8 million, inventory of $21.4 million and cash of $8.8 million, offset by $11.3 million of net other assets and liabilities assumed. The excess of the fair values of the net assets acquired over the net purchase consideration was recorded as a gain on bargain purchase of $39.9 million within other income (expense)—net on the consolidated statements of income. The gain on bargain purchase occurred primarily due to the recognition of the deferred tax assets, which were comprised primarily of pre-acquisition federal net operating loss carryforwards with an indefinite carryforward period. In addition, we had previously recorded a deferred tax asset of $30.6 million for an outside basis difference in our investment in Linksys when it was accounted for under the equity method. As a result of the acquisition of the remaining shares, we now account for our investment in Linksys under the consolidation method, and therefore we have derecognized this deferred tax asset. The charge is included in the provision for income taxes on the consolidated statements of income. Acquisition-related costs related to this acquisition were not material and were recorded as general and administrative expenses.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Acquisitions

In 2025, we completed other acquisitions for total purchase consideration of $38.3 million in cash. We have accounted for the transactions as business combinations and recorded goodwill of $21.9 million, among which $8.6 million of goodwill is expected to be deductible and $13.3 million of goodwill is not deductible for income tax purposes. Acquisition-related costs were not material and were recorded as general and administrative expenses.

2024 Acquisitions

Perception Point Ltd.

On December 5, 2024, we acquired certain assets and liabilities of Perception Point Ltd., a business specializing in advanced collaboration and email security, for which we paid in cash. This acquisition was accounted for as a business combination using the acquisition method of accounting. Of the $33.7 million purchase price, $24.5 million was allocated to goodwill, $9.5 million was allocated to developed technology intangible asset, $6.5 million was allocated to customer relationships intangible asset and $6.8 million was allocated to other net liabilities assumed, which predominantly include deferred revenue. Goodwill recorded in connection with this acquisition is primarily attributable to the assembled workforce acquired and the anticipated operational synergies. All acquired goodwill is deductible for U.S. tax purposes. Acquisition-related costs were not material and were recorded as general and administrative expenses.

Next DLP Holdings Limited

On August 5, 2024, we acquired Next DLP Holdings Limited (“Next DLP”), a privately held insider risk and data loss prevention (“DLP”) company, for approximately $105.0 million in cash. We acquired Next DLP in an effort to improve our position in the standalone enterprise DLP market and strengthen our leadership in integrated DLP markets within endpoint and unified Secure Access Service Edge (“SASE”).

This acquisition was accounted for as a business combination using the acquisition method of accounting. The total purchase price was allocated to Next DLP’s identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values using management’s best estimates and assumptions to assign fair value as of the acquisition date. Of the total purchase price, $82.6 million was allocated to goodwill, $13.5 million was allocated to developed technology intangible asset, $10.5 million was allocated to customer relationships intangible asset, offset by $1.6 million of net liabilities assumed, which predominantly included deferred revenue and deferred tax liabilities. Goodwill recorded in connection with this acquisition represents the value we expect to be created through expansion into markets within our existing business and the anticipated operational synergies. The goodwill is deductible for U.S. tax purposes. Acquisition-related costs related to this acquisition were not material and were recorded as general and administrative expenses.

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

This acquisition was accounted for as a business combination using the acquisition method of accounting. The total purchase price was allocated to Lacework’s identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values using management’s best estimates and assumptions to assign fair value as of the acquisition date. Of the total purchase price, $244.4 million was allocated to deferred tax assets, $61.3 million allocation to identifiable intangible assets, and $6.2 million cash, offset by net other assets and liabilities assumed of $53.3 million, which predominantly included deferred revenue and other current liabilities. The excess of the fair values of the net assets acquired over the net purchase consideration was recorded as a gain on bargain purchase of $106.3 million within other income (expense)—net on the consolidated statements of income. The gain on bargain purchase occurred primarily due to the recognition of the deferred tax assets. The deferred tax assets were comprised primarily of pre-acquisition federal net operating loss carryforwards with an indefinite carryforward period.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Of the total identified intangible assets acquired $39.5 million was developed technology, $10.0 million was backlog, $7.5 million was customer relationships and $4.3 million was trade name.

The operating results of the acquired company were included in our consolidated financial statements from the date of acquisition, which was August 1, 2024. For the period from August 2, 2024 through December 31, 2024, Lacework contributed $31.1 million of revenue and $45.8 million of a net loss. Acquisition-related costs related to this acquisition were not material and were recorded as general and administrative expenses.

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

Additional Acquisition-Related Information

The operating results of the acquired companies are included in our consolidated statements of income from the respective dates of acquisition. Acquisition-related costs related to each acquisition were not material. The operating results of the acquired companies were not material in the years of acquisition, except for Lacework as disclosed above. Pro forma information has not been presented, except for Lacework and Next DLP as disclosed above, as the impact of these acquisitions, individually and in the aggregate, in each year were not material to our consolidated financial statements.

7.     GOODWILL AND OTHER INTANGIBLE ASSETS—Net

Goodwill

The following table presents the changes in the carrying amount of goodwill (in millions):

Amount
Balance—December 31, 2024	$235.4
Additions due to business combinations	21.9
Foreign currency translation adjustments	0.1
Balance—December 31, 2025	$257.4

There were no impairments to goodwill during 2025, 2024 and 2023 or any previous periods.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Intangible Assets—Net

The following tables present other intangible assets—net (in millions, except years):

	December 31, 2025
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Finite-lived intangible assets:
Developed technologies	4.3	$159.1	$96.0	$63.1
Customer relationships	5.3	66.9	42.4	24.5
Trade names	4.2	11.3	5.4	5.9
Backlog	2.5	13.5	9.7	3.8
Total other intangible assets—net		$250.8	$153.5	$97.3

	December 31, 2024
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Finite-lived intangible assets:
Developed technologies	4.4	$141.9	$73.7	$68.2
Customer relationships	5.5	53.9	23.0	30.9
Trade names	7.5	8.8	1.8	7.0
Backlog	2.5	13.5	4.6	8.9
Total other intangible assets—net		$218.1	$103.1	$115.0

Amortization expense of finite-lived intangible assets was $50.7 million, $23.1 million and $18.9 million in 2025, 2024, and 2023, respectively.

The following table summarizes estimated future amortization expense of finite-lived intangible assets—net (in millions):

Year Ending December 31,	Amount
2026	$37.2
2027	27.5
2028	20.0
2029	9.3
2030	1.0
Thereafter	2.3
Total	$97.3

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

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is (in millions, except per share amounts):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net income	$1,853.4	$1,745.2	$1,147.8

Denominator:
Basic shares:
Weighted-average common stock outstanding-basic	758.0	764.4	778.6
Diluted shares:
Weighted-average common stock outstanding-basic	758.0	764.4	778.6
Effect of potentially dilutive securities:
RSUs	2.3	2.4	3.3
Stock options	3.8	4.7	6.2
PSUs	0.5	0.4	0.1
Weighted-average shares used to compute diluted net income per share	764.6	771.9	788.2
Net income per share:
Basic	$2.45	$2.28	$1.47
Diluted	$2.42	$2.26	$1.46

The following weighted-average shares of common stock were excluded from the computation of diluted net income per share for the periods presented, as their effect would have been antidilutive (in millions):

	Year Ended December 31,
	2025	2024	2023
RSUs	1.9	0.2	0.7
Stock options	0.7	2.5	2.8
PSUs	—	0.1	0.1
Total	2.6	2.8	3.6

9.     LEASES

We have operating leases for offices, research and development facilities and data centers. Our leases have remaining terms that range from less than one year to approximately four years, some of which include one or more options to renew, with renewal terms of up to six years. Unless and until we are reasonably certain we will exercise these renewal options, we do not include renewal options in our lease terms for calculating our lease liability, as the renewal options allow us to maintain operational flexibility. Our finance leases were not material to our consolidated financial statements.

The components of lease expense were (in millions):

	Year Ended December 31,
	2025	2024	2023
Operating lease expense	$51.7	$44.5	$43.0
Variable lease expense (1)	7.0	7.4	5.8
Short-term lease expense	13.7	10.2	9.3
Total lease expense	$72.4	$62.1	$58.1

(1) Variable lease expense for the years ended December 31, 2025, 2024 and 2023 predominantly included common area maintenance charges, real estate taxes, certain parking expense, utilities based on actual usage and insurance costs.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental balance sheet information related to our operating leases was (in millions, except lease term and discount rate):

	Classification	December 31, 2025	December 31, 2024
Operating lease ROU assets – non-current	Other assets	$64.4	$72.2

Operating lease liabilities – current	Accrued liabilities	$36.1	$32.7
Operating lease liabilities – non-current	Other liabilities	29.4	46.4
Total operating lease liabilities		$65.5	$79.1

Weighted average remaining lease term in years – operating leases		2.1	3.0
Weighted average discount rate – operating leases		4.1%	4.2%

Supplemental cash flow information related to leases was (in millions):

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$51.3	$38.6	$40.0

Maturities of operating lease liabilities as of December 31, 2025 were (in millions):

Year Ending December 31,	Amount
2026	$37.6
2027	21.3
2028	7.9
2029	1.2
2030	0.1
Thereafter	—
Total lease payments	$68.1
Less imputed interest	(2.6)
Total	$65.5

As of December 31, 2025, our operating leases that had been signed but had not yet commenced were not material.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.     DEBT

2026 and 2031 Senior Notes

On March 5, 2021, we issued $1.0 billion aggregate principal amount of senior notes (collectively, the “Senior Notes”), consisting of $500.0 million aggregate principal amount of 1.0% notes due March 15, 2026 (the “2026 Senior Notes”) and $500.0 million aggregate principal amount of 2.2% notes due March 15, 2031 (the “2031 Senior Notes”), in an underwritten registered public offering. The Senior Notes are senior unsecured obligations and rank equally with each other in right of payment and with our other outstanding obligations. We may redeem the Senior Notes at any time in whole or in part for cash, at specified redemption prices that include accrued and unpaid interest, if any, and a make-whole premium. However, no make-whole premium will be paid for redemptions of the 2026 Senior Notes on or after February 15, 2026, or the 2031 Senior Notes on or after December 15, 2030. Interest on the Senior Notes is payable on March 15 and September 15 of each year, beginning on September 15, 2021. The 2026 Senior Notes were recorded as current portion of long-term debt and the 2031 Senior Notes were recorded as long-term debt as of December 31, 2025 and both of the Senior Notes were recorded as long-term debt as of December 31, 2024, net of discount and issuance costs, which are amortized to interest expense over the respective contractual terms of these notes using the effective interest method.

The total outstanding debt is summarized below (in millions, except percentages):

	Maturity	Coupon Rate	Effective Interest Rate	December 31, 2025	December 31, 2024
Debt
2026 Senior Notes	March 2026	1.0%	1.3%	$500.0	$500.0
2031 Senior Notes	March 2031	2.2%	2.3%	500.0	500.0
Total debt				1,000.0	1,000.0
Less: Unamortized discount and debt issuance costs				3.7	5.7
Less: Current portion of long-term debt				$499.7	$—
Total long-term debt				$496.6	$994.3

As of December 31, 2025 and 2024, we accrued interest payable of $4.7 million, and there are no financial covenants with which we must comply. In 2025, 2024 and 2023 we recorded $18.0 million, $18.0 million and $17.9 million of total interest expense in relation to these Senior Notes and repaid $16.0 million of interest in cash, respectively. No interest costs were capitalized in 2025, 2024 and 2023, as the costs that qualified for capitalization were not material.

The total estimated fair value of the outstanding Senior Notes was approximately $950.1 million, including accrued and unpaid interest, as of December 31, 2025. The fair value was determined based on observable market prices of identical instruments in less active markets. The estimated fair values are based on Level 2 inputs.

11.     COMMITMENTS AND CONTINGENCIES

The following table summarizes our inventory purchase commitments as of December 31, 2025 (in millions):

	Total	2026	Thereafter
Inventory purchase commitments	$810.6	$720.9	$89.7

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

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2025, we had $810.6 million of non-cancelable inventory purchase commitments with our independent contract manufacturers. We recorded a liability for these purchase commitments for quantities in excess of our future estimated demand forecasts, consistent with the valuation of our excess and obsolete inventory. As of December 31, 2025 and December 31, 2024, the liability for these inventory purchase commitments was $26.7 million and $54.0 million, respectively, and was recorded in accrued liabilities on our consolidated balance sheets. The expense related to such accrued liability for inventory purchase commitments were not material for the year ended December 31, 2025 and 2024, respectively, and $85.9 million for the year ended December 31, 2023, and was recorded in cost of product revenue on the consolidated statements of income.

Other Contractual Commitments and Open Purchase Orders—In addition to commitments with contract manufacturers, we have open purchase orders and contractual obligations in the ordinary course of business for which we have not received goods or services. A significant portion of our reported purchase commitments consist of non-cancelable commitments. In certain instances, contractual commitments allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to firm orders being placed. As of December 31, 2025, we had $118.3 million in other contractual commitments having a remaining term in excess of one year that are non-cancelable.

Litigation—We are subject to legal proceedings arising in the ordinary course of business. We record accruals for litigation contingencies when a loss is probable and reasonably estimable, based on management’s assessment of the expected outcome and currently available information. As of December 31, 2025 and 2024, litigation loss contingency accruals associated with outstanding matters were not material.

On September 22, 2025, a securities class action was filed against us, our chief executive officer, our chief technology officer, our current chief financial officer and our former chief financial officer in the United States District Court, Northern District of California, captioned Oklahoma Firefighters Pension and Retirement System v. Fortinet, Inc., et al., Case No. 5:25-cv-08037. On October 16, 2025, a securities class action was filed against us, our chief executive Officer, our current chief financial officer and our former chief financial officer in the same court, captioned State of Rhode Island Office of the General Treasurer v. Fortinet, Inc., et al., Case No. 3:25-cv-08888. These suits are brought on behalf of an alleged class of stockholders who purchased or acquired shares of our common stock between November 8, 2024 through August 6, 2025. The complaints allege that defendants made false or misleading statements about our business, operations and prospects, including regarding the 2026 firewall refresh cycle, and purport to assert claims under Sections 10(b) and 20(a) of the Exchange Act. These suits seek damages, attorneys fees and costs, and other relief that the court may deem appropriate. The time to respond to the complaints has not yet passed. We believe these cases are without merit and defendants intend to defend the suits vigorously. Based on the preliminary nature of the proceedings in these cases, the outcome of these matters remains uncertain and we cannot estimate the potential impact, if any, on its business or financial statements at this time. Accordingly, no loss accrual was recorded as of December 31, 2025 related to these litigations.

On October 8, 2025, Plaintiff Jack Pittrof filed a stockholder derivative complaint against us as a nominal defendant and certain of our current and former directors and officers in the United States District Court for the Northern District of California, captioned Pittrof v. Xie, et al., Case No. 3:2025-cv-08592 (“Pittrof”). The complaint alleges claims based on events similar to those in the securities class action and asserts causes of action against the individual defendants for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, waste of corporate assets, and for violations of Section 10(b) of the Exchange Act. The time to respond to the complaint has not yet passed. On November 5, 2025, Plaintiff Michael J. Marrinan filed a stockholder derivative complaint against us as a nominal defendant and certain of our current and former directors and officers in the United States District Court for the Northern District of California, captioned Marrinan v. Xie, et al., Case No. 3:25-cv-09546 (“Marrinan”). The complaint alleges claims based on events similar to those in the securities class action and asserts causes of action against the individual defendants for breach of fiduciary duty, unjust enrichment, insider trading, gross mismanagement, waste of corporate assets, violations of California Corporations Code §§ 24400, 25500, et. seq., and violations of Section 10(b) of the Exchange Act. The time to respond to the complaint has not yet passed. On November 6, 2025, Plaintiff Bryan Foster filed a stockholder derivative complaint against us as a nominal defendant and certain of our current and former directors and officers in the United States District Court for the Northern District of California, captioned Foster v. Xie, et al., Case No. 3:25-cv-09611 (“Foster”). The complaint alleges claims based on events similar to those in the securities class action and asserts causes of action against the individual defendants for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, for violations of Section 10(b), 14(a), and 20(a) of the Exchange Act, and for contribution under Section 21D of the Exchange Act. The time to respond to the complaint has not yet passed. On December 2, 2025, Plaintiff LR Trust filed a stockholder derivative complaint against us as a nominal defendant and certain of our current and former directors and officers in the United States District Court for the Northern District of California, captioned LR Trust v. Xie, et al., Case No. 3:25-cv-10350 (“LR Trust,” together with Pittrof, Marrinan, and Foster, the “Derivative Actions”). The complaint alleges claims based on events similar to those in the securities class action and asserts causes of action against the individual defendants for breach of fiduciary duty, unjust enrichment, insider trading, aiding and abetting, violations of Sections 10(b) and 14(a) of the Exchange Act, and for contribution under

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Section 21D of the Exchange Act. The time to respond to the complaint has not yet passed. On behalf of the Company, the Derivative Actions seek damages, disgorgement, remedial actions, restitution, and attorneys’ fees and costs.

On March 21, 2019, we were sued by Alorica Inc. (“Alorica”) in Santa Clara County Superior Court in California. Alorica alleged breach of warranty and misrepresentation claims, which we denied. After trial, a jury returned a verdict fully in favor of us and against Alorica on October 4, 2024. Alorica has filed a notice of appeal. We believe that the ultimate outcome of this matter will not materially impact our financial position, results of operations or cash flows. However, any further legal proceedings, including Alorica’s appeal, would be subject to inherent uncertainties, and a future unfavorable ruling could occur. No loss accrual had been recorded as of December 31, 2025 related to this litigation.

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

As of December 31, 2025, there were a total of 48.1 million shares of common stock available for grant under the 2009 EIP.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock Units

The following table summarizes the activity and related information for RSUs for the periods presented below (in millions, except per share amounts):

	Restricted Stock Units Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance—December 31, 2022	10.5	$40.94
Granted	4.8	60.14
Forfeited	(0.8)	49.85
Vested	(5.4)	35.47
Balance—December 31, 2023	9.1	53.61
Granted	4.7	71.25
Forfeited	(1.0)	61.98
Vested	(4.4)	49.50
Balance—December 31, 2024	8.4	64.70
Granted	3.8	97.88
Forfeited	(0.8)	76.00
Vested	(3.8)	62.01
Balance—December 31, 2025	7.6	$81.51

Stock compensation expense is recognized on a straight-line basis over the vesting period of each RSU. As of December 31, 2025, total compensation expense related to unvested RSUs granted to employees and non-employees under the 2009 EIP, but not yet recognized, was $537.2 million, with a weighted-average remaining vesting period of 2.7 years.

Market/Performance-Based PSUs

We grant market/performance-based PSUs under the 2009 EIP to certain of our executives. Based on the achievement of the market/performance-based vesting conditions during the performance period, the final settlement of the PSUs will range between 0% and 200% of the target shares underlying the PSUs based on the percentile ranking of our total stockholder return over one-, two-, three- and four-year periods among companies included in the S&P 500 Index. 20%, 20%, 20% and 40% of the PSUs vest over one-, two-, three- and four-year service periods, respectively.

The following table summarizes the weighted-average assumptions relating to our PSUs:

	Year Ended December 31,
	2025	2024	2023
Expected term in years	2.7	2.7	2.7
Volatility	41.7%	45.4%	47.5%
Risk-free interest rate	4.1%	4.5%	4.6%
Dividend rate	—%	—%	—%

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity and related information for PSUs for the periods presented below (in millions, except per share amounts):

	Performance Stock Units Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance—December 31, 2022	—	$—
Granted	0.3	90.96
Forfeited	—	—
Vested	—	—
Balance—December 31, 2023	0.3	90.96
Granted	0.3	97.40
Forfeited	(0.1)	93.84
Vested	(0.1)	88.10
Balance—December 31, 2024	0.4	94.93
Granted	0.2	163.23
Forfeited	(0.1)	116.82
Vested	(0.1)	91.19
Balance—December 31, 2025	0.4	$117.17

As of December 31, 2025, total compensation expense related to unvested PSUs that were granted to certain of our executives, but not yet recognized, was $21.2 million. This expense is expected to be amortized on a graded vesting method over a weighted-average vesting period of 2.1 years.

RSUs and PSUs settle into shares of common stock upon vesting. Upon the vesting of the RSUs and PSUs, we net-settle the RSUs and PSUs and withhold a portion of the shares to satisfy employee withholding tax requirements. The payment of the withheld taxes to the tax authorities is reflected as a financing activity within the consolidated statements of cash flows.

The following summarizes the number and value of the shares withheld for employee taxes (in millions):

	Year Ended December 31,
	2025	2024	2023
Shares withheld for taxes	1.3	1.5	1.8
Amount withheld for taxes	$126.5	$101.0	$112.5

Stock Options

In determining the fair value of our stock options, we use the Black-Scholes model, which employs the following assumptions.

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

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Expected Dividend—The expected dividend weighted-average assumption is zero.

The following table summarizes the weighted-average assumptions relating to our stock options:

	Year Ended December 31,
	2025	2024	2023
Expected term in years	4.5	4.5	4.4
Volatility	41.8%	42.6%	42.0%
Risk-free interest rate	4.1%	4.3%	4.2%
Dividend rate	—%	—%	—%

The following table summarizes the stock option activity and related information for the periods presented below (in millions, except exercise prices and contractual life):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance—December 31, 2022	13.2	$24.37	3.5	344.8
Granted	1.3	60.16
Forfeited	(0.2)	49.13
Exercised	(3.1)	14.11
Balance—December 31, 2023	11.2	31.14	3.3	315.8
Granted	0.8	68.21
Forfeited	(0.2)	54.74
Exercised	(3.1)	20.30
Balance—December 31, 2024	8.7	37.81	3.1	493.8
Granted	0.9	100.08
Forfeited	(0.1)	74.07
Exercised	(2.1)	21.59
Balance—December 31, 2025	7.4	$49.39
Options vested and expected to vest—December 31, 2025	7.4	$49.39	3.0	$241.7
Options exercisable—December 31, 2025	5.7	$39.53	2.3	$228.6

The aggregate intrinsic value represents the difference between the exercise price of stock options and the quoted market price of our common stock at the date of the balance sheet for all in-the-money stock options. Stock compensation expense is recognized on a straight-line basis over the vesting period of each stock option. As of December 31, 2025, total compensation expense related to unvested stock options granted to employees but not yet recognized was $50.6 million, with a weighted-average remaining vesting period of 2.6 years.

Additional information related to our stock options is summarized below (in millions, except per share amounts):

	Year Ended December 31,
	2025	2024	2023
Weighted-average fair value per share granted	$40.21	$27.87	$24.20
Intrinsic value of options exercised	$166.3	$166.9	$140.7
Fair value of options vested	$26.8	$31.3	$30.1

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about outstanding and exercisable stock options as of December 31, 2025, (in millions, except exercise prices and contractual life):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$16.02-$29.12	2.1	0.9	$21.26	2.1	$21.26
$34.39-$60.21	2.6	3.0	45.12	2.3	42.97
$61.13-$79.61	1.8	4.0	64.61	1.3	63.21
$79.73-$110.02	0.9	6.3	101.44	—	100.88
	7.4			5.7

Shares Reserved for Future Issuances

The following table presents the common stock reserved for future issuance (in millions):

December 31, 2025
Reserved for future equity award grants	48.1
Outstanding stock options, RSUs and PSUs	15.4
Total common stock reserved for future issuances	63.5

Stock-Based Compensation Expense

Stock-based compensation expense, including stock-based compensation expense related to awards classified as liabilities, is included in costs and expenses (in millions):

	Year Ended December 31,
	2025	2024	2023
Cost of product revenue	$2.2	$1.9	$1.8
Cost of service revenue	27.1	25.4	23.3
Research and development	98.7	85.9	76.8
Sales and marketing	117.2	105.3	111.8
General and administrative	36.9	41.7	37.9
Total stock-based compensation expense	$282.1	$260.2	$251.6

The following table summarizes stock-based compensation expense, including stock-based compensation expense related to awards classified as liabilities, by award type (in millions):

	Year Ended December 31,
	2025	2024	2023
RSUs	$239.8	$217.2	$211.8
Stock options	26.9	28.2	28.8
PSUs	15.4	14.8	11.0
Total stock-based compensation expense	$282.1	$260.2	$251.6

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total income tax benefit associated with stock-based compensation that is recognized in the consolidated statements of income is (in millions):

	Year Ended December 31,
	2025	2024	2023
Income tax benefit associated with stock-based compensation	$61.7	$57.3	$55.5

Share Repurchase Program

In January 2016, our board of directors approved the Repurchase Program, which authorized the repurchase of up to $200.0 million of our outstanding common stock through December 31, 2017. From 2016 through 2024, our board of directors approved increases to our Repurchase Program by various amounts and extended the term of the Repurchase Program to February 28, 2026. In August 2025, our board of directors approved a $1.0 billion increase in the authorized stock repurchase amount under the Repurchase Program and extended the term of the Repurchase Program to February 28, 2027, bringing the aggregate amount authorized for repurchases to $9.25 billion of our outstanding common stock through February 28, 2027. Under the Repurchase Program, we may repurchase common stock from time to time in privately negotiated transactions or in open market transactions. The Repurchase Program does not require us to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time without prior notice. Refer to Note 16, Subsequent Events, for information regarding the approved $1.0 billion increase in the authorized stock repurchase amount under the Repurchase Program in January 2026.

In 2025, we repurchased 28.7 million shares of common stock under the Repurchase Program in open market transactions for an aggregate purchase price of $2.29 billion, which excludes an $18.3 million accrual related to the 1% excise tax imposed by the Inflation Reduction Act of 2022. As of December 31, 2025, $738.6 million remained available for future share repurchases under the Repurchase Program.

13.     INCOME TAXES

Income before income taxes and loss from equity method investments consisted of (in millions):

	Year Ended December 31,
	2025	2024	2023
Domestic	$2,106.8	$1,929.2	$1,195.0
Foreign	175.4	129.3	138.7
Total income before income taxes and loss from equity method investments	$2,282.2	$2,058.5	$1,333.7

The provision for (benefit from) income taxes consisted of (in millions):

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$294.6	$444.2	$398.5
State	21.9	25.8	27.7
Foreign	54.3	36.8	24.3
Total current	$370.8	$506.8	$450.5
Deferred:
Federal	$56.8	$(210.7)	$(281.1)
State	11.9	(12.4)	(18.9)
Foreign	(0.4)	0.2	(6.7)
Total deferred	68.3	(222.9)	(306.7)
Provision for income taxes	$439.1	$283.9	$143.8

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The foreign tax provision included the tax impacts from U.S. GAAP to local tax return book to tax differences that create a permanent addback including but not limited to stock compensation, meals and entertainment, and settlement of prior year tax audits with foreign jurisdiction adjustments.

We adopted ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” on a prospective basis beginning with the year ended December 31, 2025. The following table reconciles the U.S. federal statutory tax amount and rate to our actual global effective amount and rate for the year ended December 31, 2025 (in millions, except percentages):

	Year Ended December 31, 2025
	Amount	%
U.S. Federal Statutory Tax Rate	$479.3	21.0%
State and Local Income Taxes, Net of Federal Income Tax Effect (1)	26.4	1.2%
Foreign Tax Effects (2)	82.0	3.6%
Effect of Changes in Tax Laws or Rates Enacted in the Current Period	—	—%
Effect of Cross-Border Tax Laws
Foreign-Derived Intangible Income deduction	(84.3)	(3.7)%
Branch income	37.8	1.7%
Other	1.5	0.1%
Tax Credits
Foreign tax credit	(101.8)	(4.5)%
Other	(15.4)	(0.7)%
Changes in Valuation Allowances	—	—%
Nontaxable or Nondeductible Items
Stock-based compensation expense	32.5	1.4%
Excess tax benefit from stock-based compensation	(60.9)	(2.7)%
Other	(4.4)	(0.2)%
Changes in Unrecognized Tax Benefits	16.5	0.7%
Other Adjustments
Acquisition-related effects	31.2	1.4%
Other	(1.3)	(0.1)%
Effective Tax Rate	$439.1	19.2%

(1) In 2025, State and local income taxes in California, Illinois, New Jersey, New York and Pennsylvania made up the majority (greater than 50%) of the tax effect in this category.
(2) Presented on an aggregated basis as no individual foreign jurisdiction and no individual reconciling item by nature within any jurisdiction met the disaggregation threshold.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following represents the required disclosures prior to our adoption of ASU 2023-09 and reconciles the U.S. federal statutory income tax rate to the actual global effective tax rate for the years ended December 31, 2024 and 2023 (in millions):

	Year Ended December 31,
	2024	2023
Tax at federal statutory tax rate	$432.3	$280.1
Foreign income taxed at different rates	29.8	27.0
Foreign withholding taxes	58.0	35.1
Stock-based compensation expense	(23.6)	(54.3)
Foreign tax credit	(79.5)	(72.6)
State taxes—net of federal benefit	1.1	5.0
Research and development credit	(13.9)	(14.0)
Valuation allowance	7.5	(67.7)
Impact of the 2017 Tax Cuts and Jobs Act:
Tax effect of a law change	—	(20.8)
Foreign-Derived Intangible Income	(111.5)	(89.5)
Adjustment to prior year’s FDII	—	92.8
Other	(16.3)	22.7
Total provision for income taxes	$283.9	$143.8

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

In December 2021, the Organisation for Economic Co-operation and Development enacted model rules for a new global minimum tax framework (“BEPS Pillar Two”), and various governments around the world have enacted, or are in the process of enacting, legislation on this. For the tax year 2025, BEPS Pillar Two has no impact to our effective tax rate or cash flows. We will continue to evaluate the impact of these tax law changes for future periods.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets as of the years ended are presented below (in millions):

	December 31, 2025	December 31, 2024
Deferred tax assets:
General business credit carryforward	$31.6	$31.7
Deferred revenue	694.0	650.8
Reserves and accruals	101.7	139.0
Net operating loss and capital loss carryforwards	291.9	227.7
Stock-based compensation expense	33.1	27.0
Depreciation and amortization	9.4	12.0
Capitalized research expenditures	394.5	437.7
Operating lease liabilities	14.3	17.4
Total deferred tax assets	1,570.5	1,543.3
Less: Valuation allowance	(71.8)	(40.7)
Deferred tax assets, net of valuation allowance	1,498.7	1,502.6
Deferred tax liabilities:
Deferred contract costs	(162.3)	(140.2)
Operating lease ROU assets	(14.0)	(15.8)
Acquired intangibles	(13.2)	(14.6)
Total deferred tax liabilities	(189.5)	(170.6)
Net deferred tax assets	$1,309.2	$1,332.0

In assessing the realizability of deferred tax assets, we considered whether it is more likely than not that some portion or all of our deferred tax assets will be realized. This realization is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We concluded that it is more likely than not that we will be able to realize the benefits of our deferred tax assets in the future except for our California research and development credits carryforward, certain impairment losses in business investments and certain tax attributes from business acquisitions. As of December 31, 2025, we had a valuation allowance of $71.8 million against those items.

As of December 31, 2025, our federal and California net operating loss carryforwards for income tax purposes were $1.22 billion and $32.7 million, respectively. All the net operating loss carryforwards were from acquisitions which were limited by Section 382 of the Internal Revenue Code. If not utilized, the federal net operating loss carryforwards will begin to expire in 2028, and California net operating loss carryforwards will begin to expire in 2034.

As of December 31, 2025, we had state tax credit carryforwards of $60.0 million. The state credits can be carried forward indefinitely.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate changes in the balance of unrecognized tax benefits are (in millions):

	Year Ended December 31,
	2025	2024	2023
Unrecognized tax benefits, beginning of year	$75.9	$65.8	$67.4
Gross increases for tax positions related to the current year	13.2	14.7	11.4
Gross decreases for tax positions related to the current year	—	—	—
Gross increases for tax positions related to the prior year	3.1	0.2	1.0
Gross decreases for tax positions related to prior year	—	(2.3)	(4.0)
Gross decreases for tax positions related to prior year audit settlements	(1.1)	(1.8)	—
Gross decreases for tax positions related to expiration of statute of limitations	(0.7)	(0.7)	(10.0)
Unrecognized tax benefits, end of year	$90.4	$75.9	$65.8

As of December 31, 2025, we had $90.4 million of unrecognized tax benefits, of which, if recognized, $74.1 million would favorably affect our effective tax rate. Our gross unrecognized tax benefits increased approximately $14.5 million during the year ended December 31, 2025. The net increase was primarily due to the normal buildup of reserves related to the Federal Research & Development credit and transfer pricing. Our policy is to include accrued interest and penalties related to uncertain tax benefits in income tax expense. As of December 31, 2025, 2024 and 2023, accrued interest and penalties were $12.5 million, $8.8 million and $6.4 million, respectively.

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

The Act makes permanent certain elements of the Tax Cuts and Jobs Act, including immediate expensing of U.S. research and development expenditures, immediate expensing of certain eligible assets, and various modifications to the international tax framework. The income tax effects of the Act have been recognized in our provision for income taxes as of December 31, 2025. As a result of the Act, our income tax liability in 2025 decreased by $120.0 million and our GAAP effective tax rate for 2025 increased by one percentage point.

We adopted ASU 2023-09 on a prospective basis for the year ended December 31, 2025 and have included the following table as a result of our adoption, which presents income taxes paid (net of refunds received) for the year ended December 31, 2025 (in millions):

Year Ended December 31, 2025
US federal	$294.8
US state and local (1)	34.5
Foreign (1)	122.2
Total	$451.5

(1) Jurisdiction below the disaggregation threshold

14.     DEFINED CONTRIBUTION PLANS

Our tax-deferred savings plan under our 401(k) Plan permits participating U.S. employees to contribute a portion of their pre-tax or after-tax earnings. In Canada, we have a Group Registered Retirement Savings Plan Program (the “RRSP”), which permits participants to make pre-tax contributions. Our board of directors approved 50% matching contributions on employee contributions up to 4% of each employee’s eligible earnings. Our matching contributions to our 401(k) Plan and the RRSP for 2025, 2024 and 2023 were $20.6 million, $19.3 million and $17.1 million, respectively.

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.     SEGMENT INFORMATION

Operating segments are determined based on the financial information that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) to allocate resources and assess performance. The Company’s Chief Operating Decision Maker is our Chief Executive Officer, who reviews financial information presented on a consolidated basis, accompanied by information about revenue by geographic region. We have one operating and reportable segment. Our CODM uses consolidated net income as a measure to monitor actual results versus budget and historical performance of our reportable segment. The measure of the segment assets is reported on the consolidated balance sheets as total consolidated assets.

The following table reflects certain financial data for our reportable segment (in millions):

	Year Ended December 31,
	2025	2024	2023
Total revenue	$6,799.6	$5,955.8	$5,304.8
Less:
Cost of product revenue	725.4	652.0	763.6
Cost of service revenue	603.5	505.6	473.6
Research and development expenses	815.5	716.8	613.8
Adjusted sales and marketing expenses (1)	1,900.9	1,654.9	1,635.3
Commission expense	446.6	389.9	370.7
General and administrative expenses	233.4	237.8	211.3
Provision for income taxes	439.1	283.9	143.8
Add: Other segment items (2)	218.2	230.3	55.1
Net income	$1,853.4	$1,745.2	$1,147.8

(1) Excludes commission expense. (2) The following table presents other segment items (in millions):

	Year Ended December 31,
	2025	2024	2023
Gain on intellectual property matters	$10.4	$4.6	$4.6
Interest income	162.3	155.2	119.7
Interest expense	(20.1)	(20.0)	(21.0)
Other income (expense)—net	55.3	119.9	(6.1)
Gain (loss) from equity method investments	10.3	(29.4)	(42.1)
Total other segment items	$218.2	$230.3	$55.1

The following table presents other segment information (in millions):

	Year Ended December 31,
	2025	2024	2023
Significant non-cash items:
Stock‐based compensation expense	$279.5	$257.9	$249.0
Depreciation and amortization expense	152.0	122.8	113.4

Total assets	$10,389.2	$9,763.1	$7,258.9
Purchases of property and equipment	$364.8	$378.9	$204.1

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue by geographic region is based on the billing address of our customers. The following tables set forth revenue and property and equipment—net by geographic region (in millions):

	Year Ended December 31,
Revenue	2025	2024	2023
Americas:
United States	$1,929.5	$1,778.9	$1,605.9
Other Americas	770.9	663.3	569.3
Total Americas	2,700.4	2,442.2	2,175.2
EMEA	2,834.3	2,396.2	2,072.9
APAC	1,264.9	1,117.4	1,056.7
Total revenue	$6,799.6	$5,955.8	$5,304.8

Property and Equipment—net	December 31, 2025	December 31, 2024
Americas:
United States	$1,000.8	$993.5
Canada	329.2	216.8
Latin America	4.9	4.4
Total Americas	1,334.9	1,214.7
EMEA	211.3	73.3
APAC	72.8	61.5
Total property and equipment—net	$1,619.0	$1,349.5

The following distributor customers accounted for 10% or more of our revenue:

	Year Ended December 31,
	2025	2024	2023
Distributor A	28%	29%	28%
Distributor B	15%	15%	15%
Distributor C	12%	13%	13%

The following distributor customers accounted for 10% or more of net accounts receivable:

	2025	2024
Distributor A	32%	31%
Distributor B	12%	14%
Distributor C	9%	10%

16.     SUBSEQUENT EVENTS

Share repurchase program

In January 2026, our board of directors approved a $1.0 billion increase in the authorized stock repurchase amount under the Repurchase Program, bringing the aggregate amount authorized to be repurchased to $10.25 billion of our outstanding common stock through February 28, 2027.

Subsequent to December 31, 2025 and through the filing of this Annual Report on Form 10-K, we repurchased 6.1 million shares of our common stock at an average price of $76.68 per share, for an aggregate purchase price of

FORTINET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$470.5 million, under the Repurchase Program. As of the filing of this Annual Report on Form 10-K, approximately $1.27 billion remained available for future share repurchases through February 28, 2027 under the Repurchase Program.

Real Property Purchases

In January 2026, we signed a definitive agreement to purchase real property in Sunnyvale, California, totaling approximately 5.3 acres for $47.0 million in cash, excluding acquisition costs.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2025 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report, which appears in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Fortinet, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Fortinet, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 24, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

San Jose, California
February 24, 2026

ITEM 9B.     Other Information

Rule 10b5-1 Trading Plans

No director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the three months ended December 31, 2025.

ITEM 9C.     Disclosure Regarding Foreign Jurisdictions that Prevents Inspections

Not applicable.

Part III

ITEM 10.     Directors, Executive Officers and Corporate Governance

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

ITEM 11.     Executive Compensation

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.     Certain Relationships and Related Transactions, and Director Independence

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.     Principal Accounting Fees and Services

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

(c) Financial Statement Schedules: See Item 15(a) above.

EXHIBIT INDEX

Exhibit Number	Description	Form Incorporated by reference herein	Date Filed	Exhibit Number

3.1	Restated Certificate of Incorporation	Quarterly Report on Form 10-Q (File No. 001-34511)	August 7, 2023	3.3

3.2	Amended and Restated Bylaws	Current Report on Form 8-K (File No. 001-34511)	June 23, 2023	3.3

4.1	Specimen common stock certificate of the Company	Registration Statement on Form S-l, as amended (File No. 333-161190)	November 2, 2009	4.1

4.2*	Description of Securities Registered Pursuant to Section 12 of the Exchange Act

10.1†	Forms of Indemnification Agreement between the Company and its directors and officers	Registration Statement on Form S-l (File No. 333-161190)	August 10, 2009	10.1

10.2†	Amended and Restated 2009 Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-34511)	August 1, 2019	10.1

10.3†	Forms of stock option agreement under Amended and Restated 2009 Equity Incentive Plan	Annual Report on Form 10-K (File No. 001-34511)	February 28, 2012	10.5

10.4†	Form of performance stock unit award agreement under Amended and Restated 2009 Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-34511)	August 6, 2013	99.1

10.5†	Forms of restricted stock unit award and performance stock unit award agreement under Amended and Restated 2009 Equity Incentive Plan (Additional Forms)	Annual Report on Form 10-K (File No. 001-34511)	March 2, 2015	10.7

10.6†	Form of restricted stock unit award agreement under Amended and Restated 2009 Equity Incentive Plan (Additional Form)	Annual Report on Form 10-K (File No. 001-34511)	February 26, 2020	10.6

10.7†	Form of stock option award agreement under Amended and Restated 2009 Equity Incentive Plan (Additional Form)	Annual Report on Form 10-K (File No. 001-34511)	February 26, 2020	10.7

10.8†	Fortinet, Inc. Amended Bonus Plan	Annual Report on Form 10-K (File No. 001-34511)	February 19, 2021	10.8

10.9†	Fortinet, Inc. Cash and Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-34511)	November 5, 2013	10.1

10.10†	Form of Change of Control Agreement between the Company and its directors	Quarterly Report on Form 10-Q (File No. 001-34511)	August 4, 2015	10.1

10.11†	Amended and Restated Change of Control Severance Agreement, effective as of August 7, 2024, between the Company and Ken Xie	Quarterly Report on Form 10-Q (File No. 001-34511)	August 8, 2024	10.1

10.12†	Amended and Restated Change of Control Severance Agreement, effective as of August 7, 2024, between the Company and Michael Xie	Quarterly Report on Form 10-Q (File No. 001-34511)	August 8, 2024	10.2

10.13†	Amended and Restated Change of Control Severance Agreement, effective as of August 7, 2024, between the Company and John Whittle	Quarterly Report on Form 10-Q (File No. 001-34511)	August 8, 2024	10.3

10.14†	Offer Letter, dated as of October 23, 2006, by and between the Company and John Whittle	Registration Statement on Form S-l, as amended (File No. 333-161190)	August 10, 2009	10.10

10.15†	Change of Control Severance Agreement, effective as of May 15, 2025, between the Company and Christian Ohlgart	Quarterly Report on Form 10-Q (File No. 001-34511)	August 8, 2025	10.1

10.16†	Form of performance stock unit award agreement under Amended and Restated 2009 Equity Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-34511)	May 8, 2023	10.1

10.17†	Form of restricted stock unit award agreement under Amended and Restated 2009 Equity Incentive Plan (Additional Form)	Quarterly Report on Form 10-Q (File No. 001-34511)	May 8, 2023	10.2

19.1	Insider Trading Policy	Annual Report on Form 10-K (File No. 001-34511)	February 21, 2025	19.1

21.1*	List of subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Compensation Recovery Policy	Annual Report on Form 10-K (File No. 001-34511)	February 6, 2024	97.1

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 is formatted in inline XBRL.

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

Date: February 24, 2026
FORTINET, INC.

	By:	/s/ Ken Xie
Ken Xie, Chief Executive Officer and Chairman
(Duly Authorized Officer and Principal Executive Officer)

Date: February 24, 2026
FORTINET, INC.

	By:	/s/ Christiane Ohlgart
Christiane Ohlgart, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ken Xie and Christiane Ohlgart, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ken Xie	Chief Executive Officer and Chairman	February 24, 2026
Ken Xie	(Principal Executive Officer)

/s/ Christiane Ohlgart	Chief Financial Officer	February 24, 2026
Christiane Ohlgart	(Principal Financial Officer and Principal Accounting Officer)

/s/ Michael Xie	President, Chief Technology Officer and Director	February 24, 2026
Michael Xie

/s/ Kenneth A. Goldman	Director	February 24, 2026
Kenneth A. Goldman

/s/ Ming Hsieh	Director	February 24, 2026
Ming Hsieh

/s/ Jean Hu	Director	February 24, 2026
Jean Hu

/s/ Janet Napolitano	Director	February 24, 2026
Janet Napolitano

/s/ Judith Sim	Director	February 24, 2026
Judith Sim

/s/ Admiral James Stavridis	Director	February 24, 2026
Admiral James Stavridis