Form 10-Q
period 2026-03-31
Fortinet, Inc.
filed 2026-05-08
CIK 1262039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
As of May 4, 2026, there were 732,648,391 shares of the registrant’s common stock outstanding.

FORTINET, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2026

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

•Adverse economic conditions, such as a possible economic downturn or recession, and possible impacts of inflation or stagflation, tariffs, trade policies or other trade disruptions, geopolitical instability and conflicts, changing interest rates, changes in government spending or regulation or reduced information technology (“IT”) spending, including firewall spending, may adversely impact our business.

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

•We rely on third-party channel partners for substantially all of our billings, revenue, and a small number of distributors represent a large percentage of our revenue and accounts receivable.

•Reliance on a concentration of shipments at the end of the quarter or changes in shipping terms could cause our billings and revenue to fall below expected levels.

•We rely significantly on revenue from FortiGuard and other security subscriptions and FortiCare technical support services. Revenue generated from these services may decline or fluctuate in manners that could adversely impact our results of operations.

•We face intense competition in our market, and we may not maintain or improve our competitive position.

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

•We generate the majority of our billings, revenue and cash flow from sales outside of the United States, which may expose us to risks associated with international operations and may adversely affect our business, financial condition and results of operations.

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

•A portion of our revenue is generated by sales to government organizations and other adjacent customers, which are subject to regulatory requirements, their own supply chain constraints and contractual requirements, challenges and risks, including impacts from geopolitical dynamics.

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

•Our proprietary rights may be difficult to enforce, and we may be subject to claims by others that we infringe their proprietary technology.

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

PART I—FINANCIAL INFORMATION

ITEM 1.     Financial Statements
FORTINET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except per share amounts)

	March 31, 2026	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,223.8	$2,495.3
Short-term investments	1,071.1	1,087.2
Accounts receivable—net	1,486.2	1,691.2
Inventory	369.6	399.5
Prepaid expenses and other current assets	181.9	227.0
Total current assets	5,332.6	5,900.2
LONG-TERM INVESTMENTS	339.7	339.7
PROPERTY AND EQUIPMENT—NET	1,691.5	1,619.0
DEFERRED CONTRACT COSTS	753.7	735.5
DEFERRED TAX ASSETS	1,304.5	1,314.9
GOODWILL	257.4	257.4
OTHER INTANGIBLE ASSETS—NET	87.0	97.3
OTHER ASSETS	117.1	125.2
TOTAL ASSETS	$9,883.5	$10,389.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$238.7	$230.8
Accrued liabilities	366.1	354.6
Accrued payroll and compensation	292.4	312.9
Current portion of long-term debt	—	499.7
Deferred revenue	3,726.3	3,636.0
Total current liabilities	4,623.5	5,034.0
DEFERRED REVENUE	3,625.2	3,479.8
LONG-TERM DEBT	496.8	496.6
OTHER LIABILITIES	148.3	141.3
Total liabilities	8,893.8	9,151.7
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value—1,500.0 shares authorized; 734.0 and 743.0 shares issued and outstanding on March 31, 2026 and December 31, 2025, respectively	0.7	0.7
Additional paid-in capital	1,798.7	1,770.1
Accumulated other comprehensive loss	(27.7)	(25.4)
Accumulated deficit	(782.0)	(507.9)
Total stockholders’ equity	989.7	1,237.5
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,883.5	$10,389.2
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in millions, except per share amounts)

	Three Months Ended
	March 31, 2026	March 31, 2025
REVENUE:
Product	$645.1	$459.1
Service	1,204.5	1,080.6
Total revenue	1,849.6	1,539.7
COST OF REVENUE:
Product	208.3	149.9
Service	156.2	143.2
Total cost of revenue	364.5	293.1
GROSS PROFIT:
Product	436.8	309.2
Service	1,048.3	937.4
Total gross profit	1,485.1	1,246.6
OPERATING EXPENSES:
Research and development	214.0	198.6
Sales and marketing	636.3	542.7
General and administrative	56.2	57.8
Gain on intellectual property matters	(1.4)	(6.3)
Total operating expenses	905.1	792.8
OPERATING INCOME	580.0	453.8
INTEREST INCOME	32.9	44.3
INTEREST EXPENSE	(4.2)	(4.9)
OTHER INCOME—NET	47.9	26.1
INCOME BEFORE INCOME TAXES AND GAIN (LOSS) FROM EQUITY METHOD INVESTMENTS	656.6	519.3
PROVISION FOR INCOME TAXES	122.0	96.5
GAIN (LOSS) FROM EQUITY METHOD INVESTMENTS	(0.1)	10.6
NET INCOME	$534.5	$433.4
Net income per share (Note 8):
Basic	$0.72	$0.56
Diluted	$0.72	$0.56
Weighted-average shares outstanding:
Basic	738.8	768.3
Diluted	742.8	776.8
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	Three Months Ended
	March 31, 2026	March 31, 2025
Net income	$534.5	$433.4
Other comprehensive income (loss):
Change in foreign currency translation	—	3.4
Change in unrealized gains (losses) on investments	(2.9)	(0.3)
Less: tax benefit related to items of other comprehensive income (loss)	(0.6)	(0.1)
Other comprehensive income (loss)	(2.3)	3.2
Comprehensive income	$532.2	$436.6
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited, in millions)

	Three Months Ended March 31, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE—December 31, 2025	743.0	$0.7	$1,770.1	$(25.4)	$(507.9)	$1,237.5
Issuance of common stock in connection with equity incentive plans - net of tax withholding	1.6	—	(18.6)	—	—	(18.6)
Repurchase and retirement of common stock	(10.6)	—	(18.3)	—	(808.6)	(826.9)
Excise tax on net stock repurchases	—	—	(7.0)	—	—	(7.0)
Stock-based compensation expense	—	—	72.5	—	—	72.5
Net unrealized loss on investments - net of tax	—	—	—	(2.3)	—	(2.3)
Net income	—	—	—	—	534.5	534.5
BALANCE—March 31, 2026	734.0	$0.7	$1,798.7	$(27.7)	$(782.0)	$989.7

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
BALANCE—December 31, 2024	767.0	$0.8	$1,636.2	$(26.1)	$(117.1)	$1,493.8
Issuance of common stock in connection with equity incentive plans - net of tax withholding	2.2	—	(33.6)	—	—	(33.6)
Stock-based compensation expense	—	—	66.1	—	—	66.1
Net unrealized loss on investments - net of tax	—	—	—	(0.2)	—	(0.2)
Foreign currency translation adjustment	—	—	—	3.4	—	3.4
Net income	—	—	—	—	433.4	433.4
BALANCE—March 31, 2025	769.2	$0.8	$1,668.7	$(22.9)	$316.3	$1,962.9
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Three Months Ended
	March 31, 2026	March 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$534.5	$433.4
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	72.5	66.1
Amortization of deferred contract costs	94.2	78.0
Depreciation and amortization	39.8	35.8
Amortization of investment discounts	(4.8)	(10.3)
Other	(44.9)	(35.5)
Changes in operating assets and liabilities, net of impact of business combinations:
Accounts receivable—net	205.2	303.9
Inventory	23.6	(34.1)
Prepaid expenses and other current assets	62.8	3.4
Deferred contract costs	(112.4)	(91.3)
Deferred tax assets	11.0	(30.0)
Other assets	(5.4)	1.5
Accounts payable	(26.0)	24.6
Accrued liabilities	12.5	63.7
Accrued payroll and compensation	(20.6)	(8.2)
Deferred revenue	235.7	57.0
Other liabilities	(0.6)	5.3
Net cash provided by operating activities	1,077.1	863.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(350.7)	(503.0)
Sales of investments	115.9	2.8
Maturities of investments	299.7	466.9
Purchases of property and equipment	(70.6)	(66.5)
Payments made in connection with business combinations, net of cash acquired	—	(11.2)
Other	—	0.2
Net cash used in investing activities	(5.7)	(110.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase and retirement of common stock	(823.0)	—
Repayment of senior notes	(500.0)	—
Proceeds from issuance of common stock	17.6	20.2
Taxes paid related to net share settlement of equity awards	(36.3)	(52.9)
Other	(1.2)	—
Net cash used in financing activities	(1,342.9)	(32.7)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	0.9
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(271.5)	720.7
CASH AND CASH EQUIVALENTS—Beginning of period	2,495.3	2,875.9
CASH AND CASH EQUIVALENTS—End of period	$2,223.8	$3,596.6
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes—net	$47.0	$26.8
Operating lease liabilities arising from obtaining right-of-use assets	$14.0	$6.7
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfers of evaluation units and equipment from inventory to property and equipment	$6.4	$6.2
Liability for purchase of property and equipment	$56.0	$25.1
Liability incurred for repurchase of common stock	$3.9	$—
Excise tax payable on net stock repurchase	$25.2	$—
See notes to condensed consolidated financial statements.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Preparation—The unaudited condensed consolidated financial statements of Fortinet, Inc. and its subsidiaries (collectively, “we,” “us” or “our”) have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information, as well as the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2025, contained in our Annual Report on Form 10-K filed with the SEC on February 25, 2026. In the opinion of management, all adjustments, which include normal recurring adjustments, considered necessary for a fair presentation, have been included. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year or for any future periods. The condensed consolidated balance sheet as of December 31, 2025 is derived from the audited consolidated financial statements for the year ended December 31, 2025.

The condensed consolidated financial statements include the accounts of Fortinet, Inc. and its subsidiaries. As of March 31, 2026, the functional currency of our foreign subsidiaries is the U.S. dollar. Effective January 1, 2026, the Company transitioned the functional currency of one of its subsidiaries to the U.S. dollar following its full operational integration. We consolidate all legal entities in which we have an absolute controlling financial interest. All intercompany balances and transactions have been eliminated in consolidation.

The preparation of the condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

There have been no material changes to our significant accounting policies as of and for the three months ended March 31, 2026, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC.

Recent Adopted Accounting Standards

Credit Losses

In July 2025, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2025-05—Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which provides a practical expedient for estimating expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under Revenue from Contracts with Customers (Topic 606). The amendments are effective for our annual reporting periods beginning with fiscal year 2026 and interim reporting periods within those annual reporting periods on a prospective basis, with early adoption permitted. We adopted ASU 2025-05 on January 1, 2026 and the adoption of this standard did not have a material impact on our condensed consolidated financial statements.

Recent Accounting Standards Not Yet Effective

Expense Disaggregation Disclosures

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified the effective date of ASU 2024-03. ASU 2024-03 enhances the disclosures required for expense disaggregation in our annual and interim consolidated financial statements. The amendments are effective for our annual reporting periods beginning fiscal year 2027 and our interim reporting periods beginning in fiscal year 2028, with early adoption permitted, and can be applied prospectively or retrospectively. We are currently evaluating the ASU to determine its impact on our disclosures.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Internal-Use Software

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which amends the cost capitalization criteria for internal-use software development costs by removing all references to prescriptive and sequential software project development stages and providing new guidance on how to evaluate whether the probable-to-complete recognition threshold has been met. The amendments are effective for our annual periods beginning fiscal year 2028 and interim reporting periods within those annual reporting periods and can be applied prospectively, retrospectively, or via a modified prospective transition method, with early adoption permitted. We are currently assessing adoption timing and the method of adoption.

2.     REVENUE RECOGNITION

Disaggregation of Revenue

The following table presents our revenue disaggregated by major product and service lines (in millions):

	Three Months Ended
	March 31, 2026	March 31, 2025
Product	$645.1	$459.1
Service:
Security subscription	694.0	623.1
Technical support and other	510.5	457.5
Total service revenue	1,204.5	1,080.6
Total revenue	$1,849.6	$1,539.7

Deferred Revenue

During the three months ended March 31, 2026 and 2025, we recognized $1.09 billion and $972.5 million in revenue that was included in the deferred revenue balance as of December 31, 2025 and 2024, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

As of March 31, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $7.45 billion, which was substantially comprised of deferred security subscription and technical support services revenue as well as unbilled contract revenue from non-cancellable contracts that will be recognized in future periods. We expect to recognize approximately $3.76 billion as revenue over the next 12 months, $2.94 billion in years two and three, and the remainder thereafter.

Deferred Contract Costs

Amortization of deferred contract costs, primarily consisting of sales commissions earned by our sales force, was $94.2 million and $78.0 million during the three months ended March 31, 2026 and 2025, respectively.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.     FINANCIAL INSTRUMENTS AND FAIR VALUE

Short-Term and Long-Term Investments

Our short-term and long-term investments comprised of available-for-sale investments and marketable equity securities. The following tables summarize our short-term and long-term investments (in millions):

	March 31, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and agency securities	$544.4	$0.2	$(0.5)	$544.1
Corporate debt securities	443.9	—	(1.0)	442.9
Commercial paper	289.4	—	(0.1)	289.3
Certificates of deposit and term deposits	105.1	—	(0.1)	105.0
Total available-for-sale investments	1,382.8	0.2	(1.7)	1,381.3
Marketable equity securities				29.5
Total short-term and long-term investments	$1,382.8	$0.2	$(1.7)	$1,410.8

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and agency securities	$513.7	$0.9	$—	$514.6
Corporate debt securities	368.5	0.4	(0.1)	368.8
Commercial paper	354.8	0.1	—	354.9
Certificates of deposit and term deposits	90.3	0.1	—	90.4
Total available-for-sale investments	1,327.3	1.5	(0.1)	1,328.7
Marketable equity securities				98.2
Total short-term and long-term investments	$1,327.3	$1.5	$(0.1)	$1,426.9

The following tables show the gross unrealized losses and the related fair values of our available-for-sale investments that have been in a continuous unrealized loss position (in millions):

	March 31, 2026
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency securities	$544.1	$(0.5)	$—	$—	$544.1	$(0.5)
Corporate debt securities	442.9	(1.0)	—	—	442.9	(1.0)
Commercial paper	289.3	(0.1)	—	—	289.3	(0.1)
Certificates of deposit and term deposits	105.0	(0.1)	—	—	105.0	(0.1)
Total available-for-sale investments	$1,381.3	$(1.7)	$—	$—	$1,381.3	$(1.7)

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2025
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency securities	$514.5	$—	$—	$—	$514.5	$—
Corporate debt securities	368.9	(0.1)	—	—	368.9	(0.1)
Commercial paper	354.9	—	—	—	354.9	—
Certificates of deposit and term deposits	90.4	—	—	—	90.4	—
Total available-for-sale investments	$1,328.7	$(0.1)	$—	$—	$1,328.7	$(0.1)

The contractual maturities of our available-for-sale investments were (in millions):

	March 31, 2026	December 31, 2025
Due within one year	$1,041.6	$989.0
Due within one to three years	339.7	339.7
Total	$1,381.3	$1,328.7

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

Realized gains and losses on available-for-sale investments were not material in the periods presented.

Gains and losses on our marketable equity securities are recorded in other income—net on the condensed consolidated statements of income. During the three months ended March 31, 2026, we sold certain marketable equity securities for net proceeds of $115.9 million, for which we recognized net gains of $50.7 million during the period. We had no sales of marketable equity securities during the three months ended March 31, 2025. During the three months ended March 31, 2026 and 2025, we recognized a $3.6 million and $14.7 million unrealized loss, respectively, related to the changes in the fair value of our marketable equity securities still held at the reporting date.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets Measured at Fair Value on a Recurring Basis

The following table presents the fair value of our financial assets measured at fair value on a recurring basis (in millions):

	March 31, 2026				December 31, 2025
	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$239.8	$239.8	$—	$—	$174.4	$174.4	$—	$—
U.S. government and agency securities	24.0	24.0	—	—	—	—	—	—
Corporate debt securities	2.7	—	2.7	—	1.1	—	1.1	—
Commercial paper	21.9	—	21.9	—	38.1	—	38.1	—
Total cash equivalents	288.4	263.8	24.6	—	213.6	174.4	39.2	—
Short-term investments:
U.S. government and agency securities	427.9	427.9	—	—	383.5	381.5	2.0	—
Corporate debt securities	219.4	—	219.4	—	160.2	—	160.2	—
Commercial paper	289.3	—	289.3	—	354.9	—	354.9	—
Certificates of deposit and term deposits	105.0	—	105.0	—	90.4	—	90.4	—
Marketable equity securities	29.5	29.5	—	—	98.2	98.2	—	—
Total short-term investments	1,071.1	457.4	613.7	—	1,087.2	479.7	607.5	—
Long-term investments:
U.S. government and agency securities	116.2	103.7	12.5	—	131.1	121.8	9.3	—
Corporate debt securities	223.5	—	223.5	—	208.6	—	208.6	—
Total long-term investments	339.7	103.7	236.0	—	339.7	121.8	217.9	—
Total	$1,699.2	$824.9	$874.3	$—	$1,640.5	$775.9	$864.6	$—

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2026 and year ended December 31, 2025.

4.     INVENTORY

Inventory, net of reserves, consisted of (in millions):

	March 31, 2026	December 31, 2025
Raw materials	$62.6	$61.9
Work in process	1.9	3.0
Finished goods	305.1	334.6
Inventory	$369.6	$399.5

The excess and obsolete inventory reserve was $125.3 million and $137.5 million as of March 31, 2026 and December 31, 2025, respectively. Inventory write-downs related to excess and obsolete inventory were immaterial during the

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

three months ended March 31, 2026 and 2025, respectively. These were recorded in cost of product revenue on the condensed consolidated statements of income.

5.     PROPERTY AND EQUIPMENT—Net

Property and equipment—net consisted of (in millions):

	March 31, 2026	December 31, 2025
Land	$636.3	$592.4
Buildings and improvements	980.8	974.0
Computer equipment and software	374.5	341.0
Leasehold improvements	58.3	58.5
Evaluation units	22.0	24.1
Furniture and fixtures	38.0	36.3
Construction-in-progress	84.7	74.6
Total property and equipment	2,194.6	2,100.9
Less: accumulated depreciation	(503.1)	(481.9)
Property and equipment—net	$1,691.5	$1,619.0

During the three months ended March 31, 2026, we purchased certain real estate property in the United States totaling $47.1 million, to be used for future development to expand our data center and office space. The purchase was accounted for under the asset acquisition method, with $45.1 million allocated to land and $2.0 million allocated to buildings and improvements, based on their relative fair values.

Depreciation expense was $29.5 million and $24.0 million during the three months ended March 31, 2026 and 2025, respectively.

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Additional acquisition-related information

The operating results of the acquired companies are included in our condensed consolidated statements of income from the respective dates of acquisition. Acquisition-related costs related to each acquisition were not material. The operating results of the acquired companies were not material in the period presented. Pro forma information has not been presented, as the impact of these acquisitions, individually and in the aggregate, in each period were not material to our condensed consolidated financial statements.

7.     GOODWILL AND OTHER INTANGIBLE ASSETS—Net

Goodwill

As of March 31, 2026 and December 31, 2025, we had goodwill of $257.4 million. There were no impairments to goodwill during the three months ended March 31, 2026 or during prior periods.

Other Intangible Assets—Net

The following tables present other intangible assets—net (in millions, except years):

	March 31, 2026
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Finite-lived intangible assets:
Developed technologies	4.3	$159.1	$101.0	$58.1
Customer relationships	5.3	66.9	45.6	21.3
Trade names	4.2	11.3	6.7	4.6
Backlog	2.5	13.5	10.5	3.0
Total other intangible assets—net		$250.8	$163.8	$87.0

	December 31, 2025
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Finite-lived intangible assets:
Developed technologies	4.3	$159.1	$96.0	$63.1
Customer relationships	5.3	66.9	42.4	24.5
Trade names	4.2	11.3	5.4	5.9
Backlog	2.5	13.5	9.7	3.8
Total other intangible assets—net		$250.8	$153.5	$97.3

Amortization expense was $10.3 million and $11.8 million during the three months ended March 31, 2026 and 2025, respectively.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes estimated future amortization expense of finite-lived intangible assets—net (in millions):

Amount
Years:
2026 (the remainder of 2026)	$26.9
2027	27.5
2028	20.0
2029	9.3
2030	1.0
Thereafter	2.3
Total	$87.0

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is (in millions, except per share amounts):

	Three Months Ended
	March 31, 2026	March 31, 2025
Numerator:
Net income	$534.5	$433.4

Denominator:
Basic shares:
Weighted-average common stock outstanding-basic	738.8	768.3
Diluted shares:
Weighted-average common stock outstanding-basic	738.8	768.3
Effect of potentially dilutive securities:
RSUs	1.2	3.3
Stock options	2.5	4.6
PSUs	0.3	0.6
Weighted-average shares used to compute diluted net income per share	742.8	776.8
Net income per share
Basic	$0.72	$0.56
Diluted	$0.72	$0.56

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following weighted-average shares of common stock were excluded from the computation of diluted net income per share for the periods presented, as their effect would have been antidilutive (in millions):

	Three Months Ended
	March 31, 2026	March 31, 2025
RSUs	2.3	0.8
Stock options	1.3	0.4
PSUs	0.1	—
Total	3.7	1.2

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

Upon maturity on March 15, 2026, we repaid the full $500.0 million aggregate principal amount of the 2026 Senior Notes.

We may redeem the 2031 Senior Notes at any time in whole or in part for cash, at specified redemption prices that include accrued and unpaid interest, if any, and a make-whole premium. However, no make-whole premium will be paid for redemptions of the 2031 Senior Notes on or after December 15, 2030. Interest on the Senior Notes is payable on March 15 and September 15 of each year, beginning on September 15, 2021. The Senior Notes were recorded net of discount and issuance costs, which are amortized to interest expense over the respective contractual terms of these notes using the effective interest method.

The total outstanding debt is summarized below (in millions, except percentages):

	Maturity	Coupon Rate	Effective Interest Rate	March 31, 2026	December 31, 2025
Debt
2026 Senior Notes	March 2026	1.0%	1.3%	$—	$500.0
2031 Senior Notes	March 2031	2.2%	2.3%	500.0	500.0
Total debt				500.0	1,000.0
Less: Unamortized discount and debt issuance costs				3.2	3.7
Less: Current portion of long-term debt				—	499.7
Total long-term debt				$496.8	$496.6

As of March 31, 2026 and December 31, 2025, we accrued interest payable of $0.5 million and $4.7 million, respectively, and there are no financial covenants with which we must comply. During the three months ended March 31, 2026 and 2025, we recorded $4.2 million and $4.5 million of total interest expense in relation to these Senior Notes in each period, respectively. No interest costs were capitalized for the three months ended March 31, 2026 and 2025, as the costs that qualified for capitalization were not material.

The total estimated fair value of the outstanding 2031 Senior Notes was approximately $445.2 million, including accrued and unpaid interest, as of March 31, 2026. The fair value was determined based on observable market prices of identical instruments in less active markets. The estimated fair values are based on Level 2 inputs.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.     COMMITMENTS AND CONTINGENCIES

The following table summarizes our inventory purchase commitments as of March 31, 2026 (in millions):

	Total	2026	Thereafter
Inventory purchase commitments	$1,365.6	$1,297.6	$68.0

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

As of March 31, 2026, we had $1.37 billion of non-cancelable inventory purchase commitments with our independent contract manufacturers. We recorded a liability for these purchase commitments for quantities in excess of our future estimated demand forecasts, consistent with the valuation of our excess and obsolete inventory. As of March 31, 2026 and December 31, 2025, the liability for these inventory purchase commitments was $27.2 million and $26.7 million, respectively, and was recorded in accrued liabilities on our condensed consolidated balance sheets. The expense related to such accrued liability for inventory purchase commitments is recorded in cost of product revenue on the condensed consolidated statements of income. The expense related to such accrued liability for inventory purchase commitments was immaterial and a $4.5 million benefit during the three months ended March 31, 2026 and 2025, respectively.

Other Contractual Commitments and Open Purchase Orders—In addition to commitments with contract manufacturers, we have open purchase orders and contractual obligations in the ordinary course of business for which we have not received goods or services. A significant portion of our reported purchase commitments consist of non-cancelable commitments. In certain instances, contractual commitments allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to firm orders being placed. As of March 31, 2026, we had $127.8 million in other contractual commitments having a remaining term in excess of one year that are non-cancelable.

As of March 31, 2026, we had $70.4 million in contractual commitments related to payments for operating leases.

Litigation—We are subject to legal proceedings arising in the ordinary course of business. We record accruals for litigation contingencies when a loss is probable and reasonably estimable, based on management’s assessment of the expected outcome and currently available information. As of March 31, 2026 and December 31, 2025, litigation loss contingency accruals associated with outstanding matters were not material.

On September 22, 2025, a securities class action was filed against us, our chief executive officer, our chief technology officer, our current chief financial officer and our former chief financial officer in the United States District Court, Northern District of California, captioned Oklahoma Firefighters Pension and Retirement System v. Fortinet, Inc., et al., Case No. 3:25-cv-08037. On October 16, 2025, a securities class action was filed against us, our chief executive Officer, our current chief financial officer and our former chief financial officer in the same court, captioned State of Rhode Island Office of the General Treasurer v. Fortinet, Inc., et al., Case No. 3:25-cv-08888. These suits are brought on behalf of an alleged class of stockholders who purchased or acquired shares of our common stock between November 8, 2024 through August 6, 2025. The complaints allege that defendants made false or misleading statements about our business, operations and prospects, including regarding the 2026 firewall refresh cycle, and purport to assert claims under Sections 10(b) and 20(a) of the Exchange Act. The court subsequently consolidated these actions under a new caption, In re Fortinet, Inc. Securities Litigation, Lead Case No. 3:25-cv-08037 (the “Consolidated Securities Class Action”), and appointed a lead plaintiff and lead counsel. A consolidated amended complaint was filed on April 24, 2026, which asserts claims under Section 10(b), 20(a) and 20A of the Exchange Act against our chief executive officer, our chief technology officer, our current chief financial officer, and our former chief financial officer relating to the same events and circumstances alleged in the initial complaints, and adds a Section 10(b) claim against our head of investor relations. The Consolidated Securities Class Action seeks damages, attorneys fees and costs, and other relief that the court may deem appropriate. The time to respond to the consolidated amended complaint has not yet passed. We believe the Consolidated Securities Class Action is without merit and intend to defend the suit vigorously. Based on the preliminary nature of the proceedings in the Consolidated Securities Class Action, the outcome of that matter remains uncertain

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and we cannot estimate the potential impact, if any, on our business or financial statements at this time. Accordingly, no loss accrual was recorded as of March 31, 2026 related to this litigation.

On October 8, 2025, Plaintiff Jack Pittrof filed a stockholder derivative complaint against us as a nominal defendant and certain of our current and former directors and officers in the United States District Court for the Northern District of California, captioned Pittrof v. Xie, et al., Case No. 3:2025-cv-08592 (“Pittrof”). The complaint alleges claims based on events similar to those in the securities class action and asserts causes of action against the individual defendants for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, waste of corporate assets, and for violations of Section 10(b) of the Exchange Act. On November 5, 2025, Plaintiff Michael J. Marrinan filed a stockholder derivative complaint against us as a nominal defendant and certain of our current and former directors and officers in the United States District Court for the Northern District of California, captioned Marrinan v. Xie, et al., Case No. 3:25-cv-09546 (“Marrinan”). The complaint alleges claims based on events similar to those in the securities class action and asserts causes of action against the individual defendants for breach of fiduciary duty, unjust enrichment, insider trading, gross mismanagement, waste of corporate assets, violations of California Corporations Code §§ 24400, 25500, et. seq., and violations of Section 10(b) of the Exchange Act. On November 6, 2025, Plaintiff Bryan Foster filed a stockholder derivative complaint against us as a nominal defendant and certain of our current and former directors and officers in the United States District Court for the Northern District of California, captioned Foster v. Xie, et al., Case No. 3:25-cv-09611 (“Foster”). The complaint alleges claims based on events similar to those in the securities class action and asserts causes of action against the individual defendants for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, for violations of Section 10(b), 14(a), and 20(a) of the Exchange Act, and for contribution under Section 21D of the Exchange Act. On December 2, 2025, Plaintiff LR Trust filed a stockholder derivative complaint against us as a nominal defendant and certain of our current and former directors and officers in the United States District Court for the Northern District of California, captioned LR Trust v. Xie, et al., Case No. 3:25-cv-10350 (“LR Trust,” together with Pittrof, Marrinan, and Foster, the “Derivative Actions”). The complaint alleges claims based on events similar to those in the securities class action and asserts causes of action against the individual defendants for breach of fiduciary duty, unjust enrichment, insider trading, aiding and abetting, violations of Sections 10(b) and 14(a) of the Exchange Act, and for contribution under Section 21D of the Exchange Act. On behalf of the Company, the Derivative Actions seek damages, disgorgement, remedial actions, restitution, and attorneys’ fees and costs. The Derivative Actions have been consolidated under a new caption, In re Fortinet, Inc. Stockholder Derivative Litigation, Lead Case No. 3:2025-cv-08592 (the “Consolidated Derivative Action”). On April 2, 2026, the Court stayed all proceedings in the Consolidated Derivative Action pending the final resolution of the Consolidated Securities Class Action.

On March 21, 2019, we were sued by Alorica Inc. (“Alorica”) in Santa Clara County Superior Court in California. Alorica alleged breach of warranty and misrepresentation claims, which we denied. After trial, a jury returned a verdict fully in favor of us and against Alorica on October 4, 2024. Alorica has filed a notice of appeal. We believe that the ultimate outcome of this matter will not materially impact our financial position, results of operations or cash flows. However, any further legal proceedings, including Alorica’s appeal, would be subject to inherent uncertainties, and a future unfavorable ruling could occur. No loss accrual had been recorded as of March 31, 2026 or December 31, 2025 related to this litigation.

Indemnification and Other Matters—We enter into indemnification provisions in the ordinary course of business with other companies such as partners, customers, and vendors, where we agree to indemnify, hold harmless, and reimburse the indemnified party for certain losses suffered or incurred by the indemnified party as a result of our activities, including defending against third-party claims asserting various allegations such as product defects, breach of representations or covenants, and infringement of certain Intellectual Property (“IP”) rights, which may include patents, copyrights, trademarks or trade secrets, and to pay judgments entered on such claims. In some contracts, our exposure under these indemnification provisions is limited by the terms of the contracts to certain defined limits, such as the total amount paid by our customer under the agreement. However, certain agreements include covenants, penalties and indemnification provisions including and beyond indemnification for third-party claims of IP infringement that could potentially expose us to losses in excess of the amount received under the agreement, and in some instances to potential liability that is not contractually limited. Although from time to time there are indemnification claims asserted against us and currently there are pending indemnification claims, to date there have been no material awards under such indemnification provisions.

Similar to other security companies and companies in other industries, we have experienced and may experience in the future, cybersecurity threats, malicious activity directed against our information technology infrastructure or unauthorized attempts to gain access to our and our customers’ sensitive information and systems. We currently are unaware of any claims or proceedings related to these types of matters that we believe are likely to have a material adverse effect on our financial position, results of operations or cash flows.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.     EQUITY PLANS AND SHARE REPURCHASE PROGRAM

Stock-Based Compensation Plans

We maintain the Amended and Restated Fortinet, Inc. 2009 Equity Incentive Plan (the “Amended Plan”) pursuant to which we have granted RSUs, stock options and PSUs. As of March 31, 2026, there were a total of 45.5 million shares of common stock available for grant under the Amended Plan.

Restricted Stock Units and Market/Performance-Based PSUs

The following table summarizes the activity and related information for RSUs for the periods presented below (in millions, except per share amounts):

	RSUs Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance—December 31, 2025	7.6	$81.51
Granted	2.6	80.00
Forfeited	(0.2)	78.87
Vested	(1.1)	82.49
Balance—March 31, 2026	8.9	$81.02

We grant RSUs under the Amended Plan to employees and non-employees. Subject to certain exceptions, RSUs vest generally over four years subject to continued service.

We grant market/performance-based PSUs under the Amended Plan to certain of our executives. Based on the achievement of the market/performance-based vesting conditions during the applicable performance period for such PSUs, the final settlement of the PSUs will range between 0% and 200% of the target shares underlying the PSUs based on the percentile ranking of our total stockholder return over one-, two-, three- and four-year periods among companies included in the S&P 500 Index. 20%, 20%, 20% and 40% of the PSUs vest over one-, two-, three- and four-year service periods, respectively.

During each of the three months ended March 31, 2026 and 2025, we granted approximately 0.1 million shares of PSU awards to certain of our executives, with a weighted-average grant date fair value of $103.01 and $168.93 per share, respectively. The grant date fair value of these awards was determined using a Monte Carlo simulation pricing model. The following table summarizes the weighted-average assumptions relating to our PSUs:

	Three Months Ended
	March 31, 2026	March 31, 2025
Expected term in years	2.8	2.7
Volatility	42.4%	41.5%
Risk-free interest rate	3.5%	4.2%
Dividend rate	—%	—%

Approximately 0.1 million and 0.2 million shares of PSUs vested during the three months ended March 31, 2026 and 2025, respectively. Less than 0.1 million shares of PSUs were forfeited during the three months ended March 31, 2026 and none of the PSUs were forfeited during the three months ended March 31, 2025.

Stock compensation expense is recognized on a straight-line basis over the vesting period of each RSU while compensation expense for PSUs is recognized on a graded vesting method. As of March 31, 2026, total compensation expense related to unvested RSUs and PSUs that were granted to employees, non-employees and certain executives, but not yet recognized, was $665.7 million, with a weighted-average vesting period of 2.9 years and $29.8 million, with a weighted-average vesting period of 2.3 years, respectively.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RSUs and PSUs settle into shares of common stock upon vesting. Upon the vesting of the RSUs and PSUs, we net-settle the RSUs and PSUs and withhold a portion of the shares to satisfy employee withholding tax requirements. The payment of the withheld taxes to the tax authorities is reflected as a financing activity within the condensed consolidated statements of cash flows.

The following summarizes the number and value of the shares withheld for employee taxes (in millions):

	Three Months Ended
	March 31, 2026	March 31, 2025
Shares withheld for taxes	0.4	0.5
Amount withheld for taxes	$36.5	$53.8

Employee Stock Options

The following table summarizes the weighted-average assumptions relating to our employee stock options:

	Three Months Ended
	March 31, 2026	March 31, 2025
Expected term in years	4.6	4.5
Volatility	43.6%	41.6%
Risk-free interest rate	3.6%	4.2%
Dividend rate	—%	—%

The following table summarizes the stock option activity and related information for the periods presented below (in millions, except exercise prices and contractual life):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance—December 31, 2025	7.4	$49.39	3.0	$241.7
Granted	0.6	80.00
Forfeited	—	90.29
Exercised	(0.8)	22.24
Balance—March 31, 2026	7.2	$54.66
Options vested and expected to vest—March 31, 2026	7.2	$54.66	3.3	$210.2
Options exercisable—March 31, 2026	5.2	$44.89	2.4	$197.3

The aggregate intrinsic value represents the difference between the exercise price of stock options and the quoted market price of our common stock at the date of the balance sheet for all in-the-money stock options. Stock compensation expense is recognized on a straight-line basis over the vesting period of each stock option. As of March 31, 2026, total compensation expense related to unvested stock options granted to employees but not yet recognized was $61.6 million, with a weighted-average remaining vesting period of 2.9 years.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional information related to our stock options is summarized below (in millions, except per share amounts):

	Three Months Ended
	March 31, 2026	March 31, 2025
Weighted-average fair value per share granted	$32.91	$44.34
Intrinsic value of options exercised	$47.8	$102.3
Fair value of options vested	$10.9	$9.5

Stock-Based Compensation Expense

Stock-based compensation expense, including stock-based compensation expense related to awards classified as liabilities, is included in costs and expenses (in millions):

	Three Months Ended
	March 31, 2026	March 31, 2025
Cost of product revenue	$0.6	$0.5
Cost of service revenue	7.1	6.5
Research and development	25.1	23.0
Sales and marketing	31.9	26.5
General and administrative	8.5	10.4
Total stock-based compensation expense	$73.2	$66.9

The following table summarizes stock-based compensation expense, including stock-based compensation expense related to awards classified as liabilities, by award type (in millions):

	Three Months Ended
	March 31, 2026	March 31, 2025
RSUs	$63.1	$56.3
Stock options	6.6	6.6
PSUs	3.5	4.0
Total stock-based compensation expense	$73.2	$66.9

Total income tax benefit associated with stock-based compensation that is recognized in the condensed consolidated statements of income is (in millions):

	Three Months Ended
	March 31, 2026	March 31, 2025
Income tax benefit associated with stock-based compensation	$16.0	$14.7

Share Repurchase Program

In January 2026, our board of directors approved a $1.0 billion increase in the authorized stock repurchase amount under the Repurchase Program, bringing the aggregate amount authorized for repurchases to $10.25 billion of our outstanding common stock through February 28, 2027. Share repurchases may be made by us from time to time in privately negotiated transactions or in open-market transactions. The Repurchase Program does not require us to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time without prior notice.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the three months ended March 31, 2026, we repurchased 10.6 million shares of our common stock under the Repurchase Program in open-market transactions, at a weighted-average price of $77.69 per share, for an aggregate purchase price of $826.9 million, which excludes a $7.0 million accrual related to the 1% excise tax imposed by the Inflation Reduction Act of 2022. As of March 31, 2026, approximately $911.7 million remained available for future share repurchases under the Repurchase Program.

12.    INCOME TAXES

Our effective tax rate was 19% for the three months ended March 31, 2026, compared to an effective tax rate of 19% for the same period last year. The tax rates for the three months ended March 31, 2026 and 2025 were comprised of U.S. federal and state taxes, withholding taxes and foreign taxes that amounted to $166.6 million and $128.5 million, respectively. The tax rate for the three months ended March 31, 2026 included a tax benefit of $35.2 million from the Foreign-Derived Deduction Eligible Income (“FDDEI”) deduction, and excess tax benefits from stock-based compensation expense of $9.4 million. The tax rate for the three months ended March 31, 2025 included a tax provision of $30.6 million related to the derecognition of deferred tax assets from the business combination with Linksys, a tax benefit of $25.8 million from the FDDEI deduction, and excess tax benefits from stock-based compensation expense of $36.8 million.

On July 4, 2025, H.R. 1, an Act to Provide for Reconciliation Pursuant to Title II of House Concurrent Resolution 14 (the “Act”) commonly referred to as the One Big Beautiful Bill Act, was enacted. The Act makes permanent certain elements of the Tax Cuts and Jobs Act, including immediate expensing of U.S. research and development expenditures, immediate expensing of certain eligible assets, and various modifications to the international tax framework. The income tax effects of the Act have been recognized in our provision for income taxes as of March 31, 2026.

As of March 31, 2026 and December 31, 2025, unrecognized tax benefits were $91.7 million and $90.4 million, respectively. If recognized, $74.9 million of the unrecognized tax benefits as of March 31, 2026 would favorably affect our effective tax rate. It is our policy to include accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2026 and December 31, 2025, accrued interest and penalties were $13.3 million and $12.5 million, respectively.

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

In December 2021, the Organisation for Economic Co-operation and Development (the “OECD”) enacted model rules for a new global minimum tax framework (“BEPS Pillar Two”), and various governments around the world have enacted, or are in the process of enacting, legislation on this. In January 2026, the OECD released additional guidance related to the global minimum tax framework, including new safe harbors and potential exemptions for certain U.S.-based multinational companies, and continues to release additional guidance on these rules. Based on the enacted laws, BEPS Pillar Two has no impact to our effective tax rate or cash flows for the three months ended March 31, 2026. We will continue to evaluate the impact of these tax law changes on future reporting periods.

13.     SEGMENT INFORMATION

Operating segments are determined based on the financial information that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) to allocate resources and assess performance. The Company’s CODM is our Chief Executive Officer, who reviews financial information presented on a consolidated basis, accompanied by information about

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

revenue by geographic region for purposes of allocating resources and evaluating financial performance. We have one operating and reportable segment.

The following table reflects certain financial data for our reportable segment (in millions):

	Three Months Ended
	March 31, 2026	March 31, 2025
Total revenue	$1,849.6	$1,539.7
Less:
Cost of product revenue	208.3	149.9
Cost of service revenue	156.2	143.2
Research and development expenses	214.0	198.6
Adjusted sales and marketing expenses (1)	514.8	439.7
Commission expense	121.5	103.0
General and administrative expenses	56.2	57.8
Provision for income taxes	122.0	96.5
Add: Other segment items (2)	77.9	82.4
Net income	$534.5	$433.4
(1) Excludes commission expense.
(2) Includes gain on intellectual property matters, interest income, interest expense, other income—net and gain (loss) from equity method investments.

Revenue by geographic region is based on the billing address of our customers. The following tables set forth revenue and property and equipment—net by geographic region (in millions):

	Three Months Ended
Revenue	March 31, 2026	March 31, 2025
Americas:
United States	$526.5	$455.4
Other Americas	213.3	174.4
Total Americas	739.8	629.8
Europe, Middle East and Africa (“EMEA”)	784.8	628.4
Asia Pacific (“APAC”)	325.0	281.5
Total revenue	$1,849.6	$1,539.7

Property and Equipment—net	March 31, 2026	December 31, 2025
Americas:
United States	$1,072.1	$1,000.8
Canada	330.9	329.2
Latin America	4.4	4.9
Total Americas	1,407.4	1,334.9
EMEA	211.4	211.3
APAC	72.7	72.8
Total property and equipment—net	$1,691.5	$1,619.0

The following distributor customers accounted for 10% or more of our revenue:

	Three Months Ended
	March 31, 2026	March 31, 2025
Distributor A	28%	28%
Distributor B	15%	14%
Distributor C	12%	12%

The following distributor customers accounted for 10% or more of net accounts receivable:

	March 31, 2026	December 31, 2025
Distributor A	28%	32%
Distributor B	12%	12%
Distributor C	11%	*
* Represents less than 10%

14.     SUBSEQUENT EVENT

Share Repurchase Program

Subsequent to March 31, 2026 and through the filing of this Quarterly Report on Form 10-Q, we repurchased 1.9 million shares of our common stock at an average price of $77.95 per share, for an aggregate purchase price of $145.9 million, under the Repurchase Program. As of the filing of this Quarterly Report on Form 10-Q, approximately $765.8 million remained available for future share repurchases through February 28, 2027 under the Repurchase Program.

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

•our ability to successfully anticipate market changes, including those related to cloud-based and Artificial Intelligence (“AI”) solutions and to sell, support and meet service level agreements related to cloud-based solutions;

•growth expectations for the secure networking market;

•supply chain constraints (including constraints on the availability of memory chips), component availability and other factors affecting our manufacturing capacity, delivery, cost and inventory management;

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

•our gross margins and operating margins for 2026;

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

•our expectation to have sufficient liquidity to meet our operating requirements for at least the next 12 months and thereafter for the foreseeable future;

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

Business Overview

Fortinet is a leader in cybersecurity, driving the convergence of networking and security. Our mission is to secure people, devices and data everywhere. Our integrated platform, the Fortinet Security Fabric, spans secure networking, unified Secure Access Service Edge (“SASE”) and AI-driven security operations (“SecOps”). As of March 31, 2026, our end-customers were located in over 100 countries and included enterprises across a wide variety of market verticals, including financial services, retail, healthcare and operational technology (“OT”) market verticals, communication and security service providers, and government organizations. As a global company headquartered in Sunnyvale, California, our research and development is centered in the United States and Canada with a global footprint of support and centers of excellence around the world. As of March 31, 2026, we held 1,093 U.S. patents and a total of 1,430 global patents.

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

•FortiCloud—Our organically built global cloud infrastructure provides customers with global reach, flexible connectivity and cost savings. FortiCloud is our private cloud software as a service (“SaaS”) platform, powered by FortiStack, which is our secure SaaS platform operating as a private cloud service provider, and leveraging software and hardware to optimize and secure all layers.

•FortiAI—FortiAI provides a dual-layered defense across the Fortinet Security Fabric through the AI for Security and Security for AI framework. Within AI for Security, FortiAI-Assist uses generative and agentic AI to support Network Operations Center (“NOC”) and Security Operations Center (“SOC”) teams in monitoring, analysis and response activities across enterprise environments. Security for AI comprises of FortiAI-Protect and FortiAI-SecureAI. FortiAI-Protect utilizes AI/Machine Learnings (“ML”) to address AI-driven threats and zero-day attacks, and support governance over generative AI (“GenAI”) applications, FortiAI-SecureAI focus on protecting an organization’s AI infrastructure, including large language models (“LLMs”) and Application Programming Interface, and preventing data leakage into and out of LLMs. FortiAI protects the AI ecosystem, infrastructure, models, workloads, data and supply chains, while leveraging unified AI intelligence across the Fortinet Security Fabric to defend against threats.

•FortiEndpoint—FortiEndpoint converges secure connectivity, endpoint protection and advanced capabilities like endpoint detection and response and universal Zero Trust Network Access (“ZTNA”), into a unified agent and management console. It simplifies management and enhances visibility while reducing costs and complexity. The solution gives IT teams the visibility and control they need, while security teams benefit from automated threat detection and response. This minimizes the need for manual intervention and provides faster remediation of threats across environments.

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

These competitive differentiators provide networking and security professionals with a cyber security platform comprised of over 50 products across three solution pillars:

•Secure Networking—Our Secure Networking solutions focus on the convergence of networking and security via FortiOS, our networking and security operating system that is the foundation of our Fortinet Security Fabric platform and supports a broad range of functions that can be delivered via a physical, virtual, cloud or SaaS solutions. When delivered through our network firewall appliances, functionality is accelerated through our proprietary ASIC technology. These proprietary ASICs, allow our systems to scale, run multiple applications at higher performance, lower power consumption and perform more processor-intensive operations, such as inspecting encrypted traffic, including streaming video. Our network firewall offerings consist of a FortiGate, which can be deployed at branch, campus, data center, internal segmentation, private and public cloud to enable hybrid mesh firewall solutions, as well as encrypted applications (secure sockets layer inspection, virtual private network and Internet Protocol Security connectivity). Our ability to converge networking and security also enables the ethernet to become an extension of our customers’ security infrastructure through FortiSwitch and FortiLink. FortiExtender secures 5G/LTE and remote ethernet extenders to connect and secure any branch environment. Our Secure Connectivity solution includes FortiSwitch secure ethernet switches, FortiAP wireless local area network access points and FortiExtender 5G connectivity gateways and Network Access Control for securing Internet of Things (“IoT”) devices.

•Unified Secure Access Service Edge (SASE)—As applications move to the cloud and hybrid workforce is now the norm, enabling secure access for users with zero trust framework becomes important. The Fortinet Unified SASE solution includes a single-vendor SASE solution that includes firewall, SD-WAN, secure web gateway, cloud access services broker, Data Loss Prevention (“DLP”), Digital Experience Monitoring and ZTNA to deliver flexible secure access for all users. We are one of the few vendors to deliver consistent convergence and AI-powered security across Secure SD-WAN and SSE to enable a single-vendor SASE framework with a cloud-centric architecture powered by FortiOS. Our global and scalable cloud network includes over 200 PoPs to deliver a seamless secure access experience. Leveraging this global infrastructure, we believe we are well positioned to support customers expanding from SD-WAN to a single-vendor SASE platform. We also allow our customers to deploy our FortiSASE as Sovereign SASE, which provides control over the technology elements needed for a SASE solution. FortiSASE Sovereign delivers full SASE capabilities within infrastructure environments that organizations control, including on-premises, in private data centers or trusted colocation environments. Additionally, we offer a full suite of integrated cloud security solutions that enable customers to secure their applications from code to cloud. Our solutions include application security that includes web application firewalls, cloud network security with virtualized firewalls and cloud-native firewalls, cloud-native application protection and code security. We deliver a holistic approach to cloud security, offering a single unified platform, consolidating protection across multiple disparate tools, including coding, deploying, and running applications across hybrid and multi-clouds. Additionally, we also offer flexible consumption licensing programs that enable organizations to dynamically optimize their cloud security needs and investments as well as readily meet their cloud minimum spend commitment obligations with Cloud Service Providers. We continue to develop all the core SASE capabilities in a single operating system, FortiOS, including Next-Gen Firewall, SD-WAN, ZTNA, secure web gateway, cloud access security broker and DLP. This native integration of our Next-Gen Firewall, SD-WAN and SASE has become the New-Generation SASE Firewall.

•AI-Driven Security Operations (SecOps)—Our AI-Driven SecOps portfolio provides a suite of cybersecurity solutions that identify, protect, detect, respond and recover from threats, all integrated within the Fortinet Security Fabric. At the core is FortiAnalyzer, which serves as the central SOC platform with its unified data lake that provides built-in Security information and event management (“SIEM”), Security, orchestration, automation, and response (“SOAR”), Extended Detection and Response and threat intelligence, enabling centralized visibility, analytics and automation with complete control. FortiSIEM delivers security information and event management for more advanced SOC requirements, while FortiSOAR enables automated orchestration and playbook-driven response. This solution set also includes FortiEndpoint, FortiNDR, FortiSandbox, FortiDeceptor, FortiDLP and FortiRecon, helping organizations achieve defense in depth, ensuring attackers face multiple layers of detection and mitigation across endpoints, networks, and applications. To bolster their security posture, organizations contending with staff shortages can tap into FortiGuard services, including SOC-as-a-Service, Managed detection and response, Security Posture Assessment and Incident Response. Finally, FortiAI GenAI assistance streamlines operations, helping security teams stay ahead of an ever-evolving threat landscape.

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

Financial Highlights

•Total revenue was $1.85 billion during the three months ended March 31, 2026, an increase of 20%, compared to $1.54 billion in the same period last year. Product revenue was $645.1 million during the three months ended March 31, 2026, an increase of 41%, compared to $459.1 million in the same period last year. Service revenue was $1.20 billion during the three months ended March 31, 2026, an increase of 11%, compared to $1.08 billion in the same period last year.

•Total gross profit was $1.49 billion during the three months ended March 31, 2026, an increase of 19%, compared to $1.25 billion in the same period last year.

•Total gross margin was 80.3% during the three months ended March 31, 2026, a decrease of 0.7 percentage points, compared to 81.0% in the same period last year.

•Operating income was $580.0 million during the three months ended March 31, 2026, an increase of 28%, compared to $453.8 million in the same period last year.

•Operating margin was 31.4% during the three months ended March 31, 2026, an increase of 1.9 percentage points, compared to 29.5% in the same period last year.

•Cash, cash equivalents, short-term and long-term investments were $3.63 billion as of March 31, 2026.

•Deferred revenue was $7.35 billion, including short-term deferred revenue of $3.73 billion, as of March 31, 2026.

•Cash flows from operating activities were $1.08 billion during the three months ended March 31, 2026, an increase of $213.8 million, or 25%, compared to the same period last year.

Revenue continues to be diversified globally, which remains a key strength of our business. During the three months ended March 31, 2026, the EMEA region, the Americas region and the APAC region contributed 42%, 40% and 18% of our total revenue, respectively, and revenue grew 25%, 17% and 15% in these regions compared to the same period last year, respectively.

Product revenue increased 41% during the three months ended March 31, 2026 compared to the same period last year. We experienced product revenue growth across our hardware products and software licensing, which mainly benefited from growth in secure networking hardware products and term licenses, including increased demand for higher performance products, deployments related to AI infrastructure, technology upgrades, upsell activity, and expansion into new use cases. Recent pricing changes also contributed a low single digit impact to product revenue growth. We expect our product revenue to continue to grow for the remainder of 2026.

Service revenue growth during the three months ended March 31, 2026 was 11%, as compared to the same period last year, primarily driven by the strength of our security subscription revenue and technical support and other services revenue, which grew 11% and 12%, respectively. The increase was primarily due to the recognition of service revenue from our growing deferred revenue balance related to FortiGuard and other security subscriptions delivered to on-premise and cloud-based environments and strength in unified SASE and SecOps, as well as the recognition of revenue from our growing deferred revenue balance related to FortiCare technical support service. We expect our service revenue to continue to grow for the remainder of 2026.

Our billings were diversified on a geographic basis. During the three months ended March 31, 2026, six countries represented approximately 50% of our billings and the remaining approximately 50% in the aggregate were from over 100 countries that each individually contributed less than 3% of our billings.

Total gross margin decreased 0.7 percentage points during the three months ended March 31, 2026 compared to the same period last year, primarily driven by a shift in the revenue mix to lower margin product revenue. Revenue mix shifted by 5.1 percentage points from service revenue to product revenue, as a percentage of total revenue. Our overall gross margin for the full year of 2026 will be impacted by service and product revenue mix and their respective gross margins. While we are implementing price increases to mitigate higher hardware component costs, the impact on our margins will depend on the timing and market acceptance of these adjustments. Our product gross margin may decline if these pricing actions do not fully offset rising input costs. Our service gross margin is expected to remain relatively consistent, for the full year 2026 as compared to 2025, despite continued expansion of our data center footprint and colocation and cloud hosting capacity to support the growth in our unified SASE and SecOps offerings. We currently do not expect the U.S. tariffs to have a meaningful impact on our gross margin. However, changes in trade policy, including increases in tariff rates, changes in customs or tariffs classifications, or modifications to tariff exemptions, could adversely affect our gross margin in the future, and we expect any resulting impact would primarily relate to our hardware sales to the U.S. customers.

Operating expenses as a percentage of revenue decreased 2.6 percentage points during the three months ended March 31, 2026, compared to the same period last year, mainly because our revenue growth outpaced our personnel costs growth. Headcount increased to 15,311 employees as of March 31, 2026, a 5% increase compared to 14,556 as of March 31, 2025.

Operating margin increased 1.9 percentage points during the three months ended March 31, 2026, driven by revenue growth exceeding expense growth, resulting in improved operating leverage. For the full year 2026, we expect our operating margin to decrease compared to 2025 as we continue to make strategic investments. Total revenue is expected to increase in 2026 compared to the prior year; however, our expenses are expected to outpace revenue growth, primarily reflecting investments in sales and marketing headcount, product development and the continued capital expenditures in data centers and real estate. While these strategic investments are intended to drive long-term revenue growth and market expansion, we anticipate they may result in near-term compression of our operating margins. In addition, we may experience higher operating expenses driven in part by the weakening of the U.S. dollar relative to foreign currencies, as a portion of our expenses are incurred and paid in currencies other than the U.S. dollar.

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

	Three Months Ended Or As Of
	March 31, 2026	March 31, 2025
	(in millions)
Revenue	$1,849.6	$1,539.7
Deferred revenue	$7,351.5	$6,418.4
Billings (non-GAAP)	$2,085.3	$1,597.2
Net cash provided by operating activities	$1,077.1	$863.3
Free cash flow (non-GAAP)	$1,006.5	$782.8

Deferred revenue. Our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue. The majority of our deferred revenue balance consists of the unrecognized portion of service revenue from FortiGuard and other security subscriptions and FortiCare technical support service contracts, which is recognized as revenue ratably over the service term. We monitor our deferred revenue balance, short-term and total deferred revenue growth and the mix of short-term and long-term deferred revenue because deferred revenue represents a significant portion of free cash flow and of revenue to be recognized in future periods. Deferred revenue was $7.35 billion as of March 31, 2026, an increase of $235.7 million, or 3%, from December 31, 2025. Short-term deferred revenue was $3.73 billion as of March 31, 2026, an increase of $90.3 million, or 2%, from December 31, 2025.

Billings (non-GAAP). We define billings as revenue recognized in accordance with GAAP plus the change in deferred revenue from the beginning to the end of the period. We consider billings to be a useful metric for management and investors because billings drive current and future revenue as well as cash flows. There are a number of limitations related to the use of billings instead of GAAP revenue. First, billings are impacted by the term of security subscription and support agreements and do not provide an indication as to the timing of revenue being recognized from these service contracts. Second, we may calculate billings in a manner that is different from peer companies that report similar financial measures. Management accounts for these limitations by providing specific information regarding GAAP revenue and evaluating billings together with GAAP revenue. Total billings were $2.09 billion for the three months ended March 31, 2026, an increase of 31% compared to $1.60 billion in the same period last year.

A reconciliation of revenue, the most directly comparable financial measure calculated and presented in accordance with GAAP, to billings is provided below:

	Three Months Ended
	March 31, 2026	March 31, 2025
	(in millions)
Billings:
Revenue	$1,849.6	$1,539.7
Add: Change in deferred revenue	235.7	57.5
Total billings (non-GAAP)	$2,085.3	$1,597.2

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

	Three Months Ended
	March 31, 2026	March 31, 2025
	(in millions)
Free Cash Flow:
Net cash provided by operating activities	$1,077.1	$863.3
Less: Purchases of property and equipment	(70.6)	(66.5)
Less: Proceeds from IP matter	—	(14.0)
Free cash flow (non-GAAP)	$1,006.5	$782.8
Net cash used in investing activities	$(5.7)	$(110.8)
Net cash used in financing activities	$(1,342.9)	$(32.7)

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

There were no material changes to our critical accounting policies and estimates as of and for the three months ended March 31, 2026, as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K filed with the SEC on February 25, 2026 (the “Form 10-K”).

See Note 1 of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.

Results of Operations

Three Months Ended March 31, 2026 and 2025

Revenue

	Three Months Ended
	March 31, 2026		March 31, 2025
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	(in millions, except percentages)
Revenue:
Product	$645.1	35%	$459.1	30%	$186.0	41%
Service	1,204.5	65	1,080.6	70	123.9	11
Total revenue	$1,849.6	100%	$1,539.7	100%	$309.9	20%
Revenue by geography:
Americas	$739.8	40%	$629.8	41%	$110.0	17%
EMEA	784.8	42	628.4	41	156.4	25
APAC	325.0	18	281.5	18	43.5	15
Total revenue	$1,849.6	100%	$1,539.7	100%	$309.9	20%

Total revenue increased $309.9 million, or 20%, during the three months ended March 31, 2026 compared to the same period last year. We continued to experience geographically diversified revenue, as well as diversification across customer and industry verticals. Revenue from all regions grew, with EMEA contributing the largest portion of the increase on an absolute dollar basis and on a percentage basis.

Product revenue increased $186.0 million, or 41%, during the three months ended March 31, 2026 compared to the same period last year. We experienced product revenue growth across our hardware products and software licensing, mainly driven by growth in secure networking hardware products and term licenses, including increased demand for higher performance products, deployments related to AI infrastructure, technology upgrades, upsell activity, and expansion into new use cases. Recent pricing changes also contributed a low single digit impact to product revenue growth.

Service revenue increased $123.9 million, or 11%, during the three months ended March 31, 2026 compared to the same period last year. Security subscription revenue increased $70.9 million, or 11%, and technical support and other services revenue increased $53.0 million, or 12%, during the three months ended March 31, 2026 compared to the same period last year. The increase was primarily due to the recognition of revenue from our growing deferred revenue balance related to FortiGuard and other security subscriptions delivered to on-premise and cloud-based environments and growth in SaaS solutions, including unified SASE and SecOps, as well as the recognition of revenue from our growing deferred revenue balance related to FortiCare technical support service.

Of the service revenue recognized during the three months ended March 31, 2026 and 2025, 90% was included in the deferred revenue balance as of December 31, 2025 and 2024, respectively.

Cost of revenue and gross margin

	Three Months Ended
	March 31, 2026	March 31, 2025	Change	% Change
	(in millions, except percentages)
Cost of revenue:
Product	$208.3	$149.9	$58.4	39%
Service	156.2	143.2	13.0	9
Total cost of revenue	$364.5	$293.1	$71.4	24%
Gross margin (%):
Product	67.7%	67.3%
Service	87.0	86.7
Total gross margin	80.3%	81.0%

Total gross margin decreased 0.7 percentage points during the three months ended March 31, 2026 compared to the same period last year, primarily driven by a shift in the revenue mix to lower margin product revenue. Revenue mix shifted by 5.1 percentage points from service revenue to product revenue, as a percentage of total revenue.

Product gross margin increased 0.4 percentage points during the three months ended March 31, 2026 compared to the same period last year, primarily driven by a favorable shift in the product mix to higher margin products, partially offset by reduced benefit from net release of inventory related reserves and increased memory chips costs. Cost of product revenue was comprised primarily of third-party contract manufacturers’ costs, and costs of materials used in production.

Service gross margin increased 0.3 percentage points during the three months ended March 31, 2026 compared to the same period last year, primarily driven by service revenue growth outpacing labor costs increase, partially offset by increased costs related to the continued expansion of our data center and cloud services. Cost of service revenue was comprised primarily of personnel-related costs, replacement and repair costs, cloud services costs from owned data centers, colocation providers and cloud service providers, infrastructure depreciation and related operating costs, software and delivery costs, and facility-related costs.

Operating expenses

	Three Months Ended				Change	% Change
	March 31, 2026		March 31, 2025
	Amount	% of Revenue	Amount	% of Revenue
	(in millions, except percentages)
Operating expenses:
Research and development	$214.0	12%	$198.6	13%	$15.4	8%
Sales and marketing	636.3	34	542.7	35	93.6	17
General and administrative	56.2	3	57.8	4	(1.6)	(3)
Gain on intellectual property matters	(1.4)	—	(6.3)	—	4.9	(78)
Total operating expenses	$905.1	49%	$792.8	51%	$112.3	14%
Research and development

Research and development expenses increased $15.4 million, or 8%, during the three months ended March 31, 2026 compared to the same period last year, primarily due to an increase of $16.2 million in personnel-related costs as a result of increased headcount and compensation rates to support the development of new products and continued enhancements to our existing products and the impact of the recent acquisitions. We expect research and development expenses to increase in absolute dollars during the remainder of 2026 as we continue to invest in our technology and talent to continue to innovate our products and services.

Sales and marketing

Sales and marketing expenses increased $93.6 million, or 17%, during the three months ended March 31, 2026 compared to the same period last year, primarily due to an increase of $73.1 million in personnel-related costs, an increase of $14.7 million in marketing program and related expenses and unfavorable impact of foreign currency fluctuations. We expect our sales and marketing expenses to increase in absolute dollars during the remainder of 2026 as we continue to invest in our global sales and marketing organization to capture additional market share, and we anticipate that these growth investments may drive sales and marketing expenses to increase at a rate faster than revenue.

General and administrative

General and administrative expenses decreased $1.6 million, or 3%, during the three months ended March 31, 2026 compared to the same period last year, primarily due to a decrease of $2.7 million in personnel-related costs. We expect our general and administrative expenses to increase in absolute dollars during the remainder of 2026, as we need to support our growing operations while continuing to leverage scale and efficiencies.

Operating income and margin

We generated operating income of $580.0 million during the three months ended March 31, 2026, an increase of $126.2 million, or 28%, compared to $453.8 million in the same period last year. Operating margin was 31.4% during the three months ended March 31, 2026, compared to 29.5% in the same period last year. The 1.9 percentage points increase in operating margin was primarily due to 1.3, 0.8 and 0.8 percentage points decreases in research and development expense, sales and marketing expense and general and administrative expense, as a percentage of revenue, respectively, partially offset by 0.7 percentage points decrease in gross margin and 0.3 percentage points decrease in gain on intellectual property matters as a percentage of revenue.

Interest income, interest expense and other income—net

	Three Months Ended
	March 31, 2026	March 31, 2025	Change	% Change
	(in millions, except percentages)
Interest income	$32.9	$44.3	$(11.4)	(26)%
Interest expense	$(4.2)	$(4.9)	$0.7	(14)%
Other income—net	$47.9	$26.1	$21.8	84%

Interest income decreased $11.4 million during the three months ended March 31, 2026 compared to the same period last year, primarily due to lower average interest rates and lower average cash and cash equivalents balances as a result of share repurchases and debt repayment. Interest income varies depending on our average cash, cash equivalents and short-term and long-term investments balances during the period, types and mix of deposits and investments, and interest rates. Interest expense decreased $0.7 million during the three months ended March 31, 2026 compared to the same period last year. Other income—net increased $21.8 million during the three months ended March 31, 2026 compared to the same period last year, primarily due to a net change of $61.9 million from net losses to net gains on marketable equity securities, partially offset by a change of $39.9 million in gain on bargain purchase related to our acquisition of Linksys recognized only in the three months ended March 31, 2025.

Provision for income taxes

	Three Months Ended		Change	% Change
	March 31, 2026	March 31, 2025
	(in millions, except percentages)
Provision for income taxes	$122.0	$96.5	$25.5	26%
Effective tax rate (%)	19%	19%

Our effective tax rate was 19% for the three months ended March 31, 2026 and 2025. The provision for income taxes for the three months ended March 31, 2026 was primarily comprised of U.S. federal and state taxes, withholding taxes and foreign taxes totaling $166.6 million, which was favorably affected by a tax benefit of $35.2 million from the FDDEI deduction and excess tax benefits from stock-based compensation expense of $9.4 million.

The provision for income taxes for the three months ended March 31, 2025 was comprised of U.S. federal and state taxes, withholding taxes, and foreign taxes totaling $128.5 million, which includes a tax provision of $30.6 million related to the derecognition of deferred tax assets from the business combination with Linksys, a tax benefit of $25.8 million from the FDDEI deduction and excess tax benefits from stock-based compensation expense of $36.8 million.

Gain (loss) from equity method investments

	Three Months Ended		Change	% Change
	March 31, 2026	March 31, 2025

	(in millions, except percentages)
Gain (loss) from equity method investments	$(0.1)	$10.6	$(10.7)	(101)%

The $10.7 million change in gain (loss) from equity method investments during the three months ended March 31, 2026 compared to the same period last year was primarily driven by a change of $10.8 million in gain related to our acquisition of Linksys recognized only in the three months ended March 31, 2025.

Liquidity and Capital Resources

	As of
	March 31, 2026	December 31, 2025
	(in millions)
Cash and cash equivalents	$2,223.8	$2,495.3
Short-term investments	1,071.1	1,087.2
Long-term investments	339.7	339.7
Total cash, cash equivalents and investments	$3,634.6	$3,922.2
Working capital	$709.1	$866.2

	Three Months Ended
	March 31, 2026	March 31, 2025
	(in millions)
Net cash provided by operating activities	$1,077.1	$863.3
Net cash used in investing activities	(5.7)	(110.8)
Net cash used in financing activities	(1,342.9)	(32.7)
Effect of exchange rate changes on cash and cash equivalents	—	0.9
Net increase (decrease) in cash and cash equivalents	$(271.5)	$720.7

Liquidity and capital resources are primarily impacted by our operating activities, as well as repurchases of our common stock, repayment of senior notes, real estate purchases and other capital expenditures, investment grade debt balance, payments of taxes in connection with the net settlement of equity awards, proceeds from the issuance of common stock and business combinations.

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

In January 2026, our board of directors approved a $1.0 billion increase in the authorized stock repurchase amount under the Repurchase Program, bringing the aggregate amount authorized for repurchases to $10.25 billion of our outstanding common stock through February 28, 2027. During the three months ended March 31, 2026, we repurchased 10.6 million shares of common stock under the Repurchase Program for an aggregate purchase price of $826.9 million. As of March 31, 2026, approximately $911.7 million remained available for future share repurchases. Refer to Note 11. Equity Plans and Share Repurchase Program.

We expect to continue to increase our data center, PoP, office and warehouse capacity to support growth and the expansion of existing services or introduction of new services. As we purchase new properties, we will work to incorporate these properties into the environmental goals we have established. We estimate capital expenditures to be between approximately $350 million and $550 million in 2026.

We believe that our cash provided by operating activities, together with our existing cash, cash equivalents and investments will be sufficient to meet our anticipated cash needs and do not currently intend to retire our Senior Notes early. Refer to Note 9. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the Senior Notes. During the three months ended March 31, 2026, we repaid the full $500.0 million aggregate principal amount of the 2026 Senior Notes upon their maturity on March 15, 2026. As of March 31, 2026, the long-term debt totaled $496.8 million and consisted of the 2031 Senior Notes, net of unamortized discount and debt issuance costs.

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

These inventory purchase commitments as of March 31, 2026 totaled $1.37 billion, an increase of $555.0 million compared to $810.6 million as of December 31, 2025, as we continued to work with contract manufacturers and suppliers to optimize our inventory and purchase commitments position based on growth trends in customer demand, product lead times and increasing components cost. We record a liability for inventory purchase commitments in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of March 31, 2026 and December 31, 2025, the liability for these inventory purchase commitments was $27.2 million and $26.7 million, respectively, and was recorded in accrued liabilities on our condensed consolidated balance sheets.

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

We also have open purchase orders and contractual obligations in the ordinary course of business for which we have not received goods or services. As of March 31, 2026, we had $127.8 million in other contractual commitments having a remaining term in excess of one year that are non-cancelable.

There have been no significant changes to our leases as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

As of March 31, 2026, our cash, cash equivalents and short-term and long-term investments of $3.63 billion were invested primarily in deposit accounts, commercial paper, corporate debt securities, U.S. government and agency securities, certificates of deposit and term deposits, money market funds and marketable equity securities. It is our investment policy to invest excess cash in a manner that preserves capital, provides liquidity, and generates return without significantly increasing risk. Based on current projections, we expect to have sufficient liquidity to meet our operating requirements for at least the next 12 months and thereafter for the foreseeable future, including our foreseeable future supply obligations, capital expenditures and share repurchases.

The amount of cash, cash equivalents and investments held by our international subsidiaries was $255.3 million as of March 31, 2026 and $266.9 million as of December 31, 2025.

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

As of March 31, 2026, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Operating Activities

Cash generated by operating activities is our primary source of liquidity. It is primarily comprised of net income, as adjusted for non-cash items and changes in operating assets and liabilities. Non-cash adjustments consist primarily of amortization of deferred contract costs, stock-based compensation and depreciation and amortization. Changes in operating assets and liabilities consist primarily of changes in various working capital components, as well as deferred contract costs, other assets, non-current portion of deferred revenue and other liabilities.

Our operating activities during the three months ended March 31, 2026 provided cash flows of $1.08 billion as a result of the continued growth of our business, improved profitability and our ability to successfully manage our working capital. Changes in operating assets and liabilities were primarily driven by a net decrease in various working capital components of $346.4 million, an increase of $145.4 million in the non-current portion of deferred revenue, and an increase of $112.4 million in deferred contract costs which primarily consisted of sales commissions during three months ended March 31, 2026.

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

During the three months ended March 31, 2026, cash used in investing activities was $5.7 million, primarily driven by $70.6 million used for the purchases of property and equipment, partially offset by $64.9 million of maturities and sales of investments, net of purchases of investments.

Financing Activities

The changes in cash flows from financing activities primarily relate to repurchase and retirement of common stock, repayment of senior notes, and taxes paid related to net share settlement of equity awards, net of proceeds from the issuance of common stock under the Amended Plan.

During the three months ended March 31, 2026, cash used in financing activities was $1.34 billion, driven by $823.0 million used to repurchase shares of our common stock, $500.0 million used to repay our 2026 Senior Notes and $18.7 million used to pay tax withholding related to net share settlement of equity awards, net of proceeds from the issuance of common stock.

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in our market risk during the three months ended March 31, 2026 compared to the disclosures in Part II, Item 7A of the Form 10-K filed with the SEC on February 25, 2026.

ITEM 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act as of March 31, 2026. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2026 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Adverse economic conditions, such as a possible recession and possible impacts of inflation or stagflation, tariffs or other trade disruptions, geopolitical instability and conflicts, changing interest rates, reduced information technology spending, including firewall and other security spending, or any economic downturn or recession, may adversely impact our business.

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

We rely on third-party channel partners for substantially all of our revenue. If our partners fail to perform, our ability to sell our products and services will be limited, and if we fail to optimize our channel partner model going forward, our operating results may be harmed. Additionally, a small number of distributors represents a large percentage of our revenue and accounts receivable, and one distributor accounted for 28% of our total net accounts receivable as of March 31, 2026.

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

Six distributor customers who purchase directly from us accounted for 66% of our total net accounts receivable in the aggregate as of March 31, 2026. See Note 13. Segment Information in Part I, Item 1 of this Quarterly Report on Form 10-Q for distributor customers accounted for 10% or more of our revenue or net accounts receivable. Our largest distributors may experience financial difficulties, face liquidity risk or other financial challenges, which may harm our ability to collect on our accounts receivable.

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

The market for network security products is intensely competitive and dynamic, and we expect competition to continue to intensify. We face many competitors across the different cybersecurity markets. Our competitors include companies such as Check Point Software Technologies Ltd., Cisco Systems, Inc. (“Cisco”), CrowdStrike Holdings, Inc. (“CrowdStrike”), F5 Networks, Inc., Hewlett-Packard Enterprise, Huawei Technologies Co., Ltd., Microsoft Corporation, Netskope Inc., Palo Alto Networks, Inc., SonicWALL, Inc., Sophos Group Plc, and Zscaler, Inc. (“Zscaler”).

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

As of March 31, 2026, we had an aggregate of $496.8 million of indebtedness outstanding under our Senior Notes. Under the agreements governing our indebtedness, we are permitted to incur additional debt. This debt, and any debt that we may incur in the future, may adversely affect our financial condition and future financial results by, among other things:

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

Large- and medium-sized businesses, service providers and MSSPs and government organizations often undertake a significant evaluation process that results in a lengthy sales cycle, in some cases longer than 12 months. Although we have a channel sales model, our sales representatives typically engage in direct interaction with end-customers, along with our distributors and resellers, in connection with sales to large- and medium-sized end-customers. We may spend substantial time, effort and money in our sales efforts without being successful in producing any sales. In addition, purchases by large- and medium-sized businesses, service providers and government organizations are frequently subject to budget constraints, multiple approvals and unplanned administrative, processing and other delays; in light of current economic conditions and regulations in place by various government authorities, some of these sales cycles are being further extended. Furthermore, service providers and MSSPs represent our largest industry vertical and consolidation or continued changes in buying behavior by larger customers within this industry could negatively impact our business. Large- and medium-sized businesses, service providers and MSSPs and government organizations typically have longer implementation cycles, require greater product functionality and scalability, expect a broader range of services, including design, implementation and post go-live services, demand that vendors take on a larger share of risks, and expect greater payment flexibility from vendors. In addition, large- and medium-

sized businesses, service providers and government organizations may require that our products and services be sold differently from how we offer our products and services, which could negatively impact our operating results. Our large business and service provider customers may also become more deliberate in their purchases as they plan their next-generation network security architecture, leading them to take more time in making purchasing decisions or to purchase based only on their immediate needs. All these factors can add further risk to business conducted with these customers. In addition, if sales expected from a large- and medium-sized end-customer for a particular quarter are not realized in that quarter or at all, our business, operating results and financial condition could be materially and adversely affected.

If we do not increase the effectiveness of our sales organization, we may have difficulty adding new end-customers or increasing sales to our existing end-customers and our business may be adversely affected.

Although we have a channel sales model, sales in our industry are complex and members of our sales organization often engage in direct interaction with our prospective end-customers, particularly for larger deals involving larger end-customers. Therefore, we continue to be substantially dependent on our sales organization to obtain new end-customers and sell additional products and services to our existing end-customers. There is significant competition for sales personnel with the skills and technical knowledge that we require, including experienced enterprise sales employees and others. Our ability to grow our revenue depends, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth and on the effectiveness of our sales strategy, sales execution, and sales personnel selling successfully in different contexts, each of which has its own different complexities, approaches and competitive landscapes, such as managing and growing the channel business for sales to small businesses and more actively selling to the end-customer for sales to larger organizations. We have been growing our salesforce. New hires require substantial training and may take significant time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. Furthermore, hiring sales personnel in new countries requires additional setup and upfront costs that we may not recover if the sales personnel fail to achieve full productivity. If our sales employees do not become fully productive on the timelines that we have projected, our revenue may not increase at anticipated levels and our ability to achieve long-term projections may be negatively impacted. If we are unable to hire and train sufficient numbers of effective sales personnel, the sales personnel are not successful in obtaining new end-customers or increasing sales to our existing customer base or sales personnel do not effectively sell our extended security products, our business, operating results and prospects may be adversely affected. If we do not hire properly qualified and effective sales employees and organize our sales team effectively to capture the opportunities in the various customer segments we are targeting, our growth and ability to effectively support growth may be harmed.

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

Managing our inventory is complex, especially in times of supply chain disruption. Our channel partners may increase orders during periods of product shortages, cancel orders or not place orders commensurate with our expectations if their inventory is too high, return products or take advantage of price protection (if any is available to the particular partner) or delay orders in anticipation of new products, and accurately forecasting inventory requirements and demand can be challenging. Our channel partners also may adjust their orders in response to the supply of our products and the products of our competitors that are available to them and in response to seasonal fluctuations in end-customer demand. If we cannot manufacture and ship our products due to, for example, global chip shortages, excessive demand on contract manufacturers capacity, natural disasters and health emergencies such as earthquakes, fires, power outages, typhoons, floods, health pandemics and epidemics or manmade events such as civil unrest, strikes or other labor disruptions, tariffs, cyber events, international trade disputes, international conflicts, terrorism, wars or other foreign conflicts, such as the war in Ukraine, tensions between China and Taiwan or conflicts in the Middle East, and critical infrastructure attacks, our business and financial results could be materially and adversely impacted. Conflicts in the Middle East highlights potential risks associated with geopolitical instability in the region, including disruption to shipping routes, longer lead times for components and products, increased insurance costs for vessels passing through conflict zones, potential increased costs for shipping and products, and potential delays and interruptions in the supply chain. We may face challenges in sourcing materials, fulfilling orders and managing logistics efficiently, which could ultimately affect our operations, financial performance and overall business continuity. For example, as a result of the rapid global build-out of AI infrastructure, there is currently a global shortage of memory chips, which are a component in certain of our products. As a result, we are currently experiencing, and may continue to experience, constraints on the availability of memory chips. If we are unable to obtain sufficient quantities of memory chips on commercially reasonable terms, we have experienced, and may continue to experience, delays in the production and delivery of our products and increased costs to source available memory chips, any of which could harm our business, financial condition and results of operations. To mitigate increased hardware costs resulting from these shortages, we are implementing price increases, which may negatively impact demand for our products and may not be sufficient or timely to offset rising input costs, potentially resulting in margin compression and adversely affecting our business, financial condition and results of operations.

In response to ongoing supply chain constraints and elevated lead times for certain components, including memory chips, we have increased our inventory purchase commitments. As during prior periods of supply chain disruption, including the COVID-19 pandemic, these expanded commitments may require us to accept or pay for components and finished goods regardless of our level of sales in a particular period, and may not align with actual end-customer demand at the time of delivery. If demand for our products softens, customer requirements shift, technology transitions occur more rapidly than anticipated, our product roadmap changes, or our forecasts otherwise prove inaccurate, we could be left with excess or obsolete inventory or non-cancelable purchase obligations in excess of our needs. Any of the foregoing could result in inventory write-

downs or write-offs, charges for excess inventory, losses on purchase commitments, increased storage and logistics costs, the need to sell products at discounted prices, and compression of our gross margins, any of which could negatively or unpredictably impact our operating results, financial condition, and cash flows. For additional information and a further discussion of impacts and risks related to our purchase commitments with our suppliers, refer to Note 10. Commitments and Contingencies in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

We outsource the manufacturing of our security appliance products to contract manufacturing partners and original design manufacturing partners, including manufacturers with facilities located in Taiwan and other countries outside the United States such as Accton, IBASE, Micro-Star, Senao and Wistron. Our reliance on our third-party manufacturers reduces our control over the manufacturing process, exposing us to risks, including reduced control over quality assurance, costs, supply and timing and possible tariffs. Any manufacturing disruption related to our third-party manufacturers or their component suppliers for any reason, including global chip shortages, natural disasters and health emergencies such as earthquakes, fires, power outages, typhoons, floods, health pandemics and epidemics and manmade events such as civil unrest, strikes or other labor disruptions, cyber events, international trade disputes, tariffs, international conflicts, terrorism, wars or other foreign conflicts, such as the war in Ukraine, tensions between China and Taiwan or conflicts in the Middle East, and critical infrastructure attacks, could impair our ability to fulfill orders. If we are unable to manage our relationships with these third-party manufacturers effectively, or if these third-party manufacturers experience delays, increased manufacturing lead-times, disruptions, capacity constraints or quality control problems in their manufacturing operations, or fail to meet our future requirements for timely delivery, our ability to ship products to our customers could be impaired and our business would be seriously harmed. Further, certain components for our products come from Taiwan, and approximately 76% of our hardware was manufactured in Taiwan during the three months ended March 31, 2026, a decrease from prior periods as a result of our ongoing supply chain diversification efforts. Any increase in tensions between China and Taiwan, including threats of military actions or escalation of military activities, could adversely affect our manufacturing operations in Taiwan, which, given the large percentage of our hardware that is manufactured in Taiwan, could have significant impacts on our business and operations. Any new restrictions that negatively impact our ability to receive supply of hardware components from Taiwan would negatively impact our business and financial results.

These manufacturers fulfill our supply requirements on the basis of individual purchase orders. We have no long-term contracts or arrangements with our third-party manufacturers that guarantee capacity, the continuation of particular payment terms or the extension of credit limits. Accordingly, they are not obligated to continue to fulfill our supply requirements, and the prices we are charged for manufacturing services could be increased on short notice. If we are required to change third-party manufacturers, our ability to meet our scheduled product deliveries to our customers would be adversely affected, which could cause the loss of sales and existing or potential customers, delayed revenue or an increase in our costs, which could adversely affect our gross margins. Our individual product lines are generally manufactured by only one manufacturing partner. Any production or shipping interruptions for any reason, such as a natural disaster, epidemics, pandemics, capacity shortages, quality problems or strikes or other labor disruptions at one of our manufacturing partners or locations or at shipping ports or locations, would severely affect sales of our product lines manufactured by that manufacturing partner. Furthermore, manufacturing cost increases for any reason could result in lower gross margins.

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

We may not be successful in our artificial intelligence initiatives, and market perceptions regarding AI-related disruption could adversely affect our business, reputation, financial results, or stock price.

AI presents new risks and challenges that may affect our business. We have made, and expect to continue to make investments to integrate AI and ML technology into our solutions. AI presents risks, challenges, and potentially unintended consequences that could impact our ability to effectively use AI successfully in our business. Given the nature of AI technology, we face an evolving regulatory landscape and significant competition from other companies. Our AI efforts may not be successful and our competitors may incorporate AI into their solutions more quickly or more successfully than we do, which could impair our ability to compete effectively, reduce demand for our products and services and adversely affect our financial results. Increased competition from other companies implementing AI more effectively or rapidly could impact customer preferences and reduce demand for our products or services. Data practices by us or others, AI governance, AI development and validation practices that result in controversy could also impair the acceptance of AI solutions. This in turn could undermine confidence in the decisions, predictions, analysis, and effectiveness of our AI-related initiatives. In addition, vulnerabilities within our AI systems or solutions may be identified by competitors, researchers, or malicious actors before we detect or remediate them, which could result in security incidents, reputational damage, or loss of customer confidence. Advances in AI may also increase the speed, scale, and sophistication of vulnerability discovery and related cyber threat activity more broadly. Although the identification of a vulnerability does not by itself enable successful exploitation, AI-native capabilities may reduce the time between vulnerability discovery and attempted exploitation, increase the number of potential attack paths that malicious actors can evaluate, and potentially make certain attack techniques more accessible, scalable, and difficult to detect. To the extent customers, investors, or other market participants perceive that AI-native tools can automate or commoditize aspects of vulnerability identification, automated patching and other cybersecurity functions, the perceived value of certain traditional cybersecurity solutions could diminish, and customer buying patterns, competitive dynamics, pricing expectations, and demand for our offerings could be adversely affected.

The rapid evolution of AI, including potential government regulation of AI, may require significant additional resources related to AI in our solutions. Our AI-related initiatives may result in new or enhanced governmental or regulatory scrutiny, including regarding the use of AI in our solutions and the marketing of products using AI, litigation, customer reporting or documentation requirements, ethical or social concerns, or other complications. For example, AI technologies, including GenAI, may create content that appears correct but is factually inaccurate (hallucinations) or flawed, or contains copyrighted or other protected material, and if our customers or others use this flawed content to their detriment, or use our AI solutions outside of their intended use cases with an adverse impact to their operations, we may be exposed to brand or reputational harm, competitive harm, or legal liability. If customer data is used to train AI based systems and such data is not adequately anonymized, this may lead to breach of sensitive information and loss of customer trust. The use of AI also brings ethical issues related to privacy, surveillance and consent of use, as well as potential for bias and discrimination. Any of the foregoing could adversely affect our business, reputation, or financial results.

Separately from the actual operational, competitive, and regulatory risks described above, investor and market perceptions regarding AI-related disruption to the cybersecurity industry, including speculation, or doubt about whether AI will displace, commoditize, or diminish demand for traditional cybersecurity solutions, or about the relative positioning of incumbents versus AI-native entrants, could adversely affect the trading price and volatility of our common stock, even if such perceptions do not reflect actual changes in our business, customer demand, competitive position, or financial performance. Perceived disruptive impact of AI on our markets could result in stock price declines, increased volatility, or heightened scrutiny, regardless of our actual operating results. Any of the foregoing could adversely affect our business, reputation, or financial results.

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

We are regularly subject to claims, suits and government investigations and other proceedings including patent, product liability, class action, personal injury, property damage, labor and employment, commercial disputes, securities litigation, compliance with laws and regulatory requirements and other matters, and we may become subject to additional types of claims, suits, investigations and proceedings as our business expands. Such claims, suits and government investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of the outcome, any of these types of legal proceedings can have an adverse impact on us because of legal costs and diversion of management attention and resources, and could cause us to incur significant expenses or liability, adversely affect our brand recognition and/or require us to change our business practices. The expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change and could adversely affect our results of operations. It is possible that a resolution of one or more such proceedings could result in substantial damages, settlement costs, fines and penalties that could adversely affect our business, consolidated financial position, results of operations or cash flows in a particular period. These proceedings could also result in reputational harm, sanctions, consent decrees or orders requiring a change in our business practices. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Because litigation is inherently unpredictable, we cannot be sure that the results of any of these actions will not have a material adverse effect on our business, financial condition, results of operations, and prospects. Any of these consequences could adversely affect our business and results of operations. For additional information regarding our litigation, claims and related contingencies, see Note 10. Commitments and Contingencies, in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

We are subject to various environmental laws and regulations, including laws governing the hazardous material content of our products, laws relating to our real property and future expansion plans and laws concerning the recycling and packaging of Electrical and Electronic Equipment. The laws and regulations to which we are subject include the EU RoHS Directive, the EU Packaging and Packaging Waste Regulation 2025/40 (the “REACH” Regulation), the EU Regulation 1907/2006 – Registration, Evaluation, Authorization and Restriction of Chemicals (the “REACH” Regulation) and the EU Waste Electrical and Electronic Equipment Directive (the “WEEE Directive”), as well as the implementing legislation of the EU member states. Similar laws and regulations have been passed or are pending in China, South Korea, Taiwan, Japan, Norway, Saudi Arabia and the UAE and may be enacted in other regions, including in the United States, and we are, or may in the future be, subject to these laws and regulations. These legal and regulatory regimes, including the laws, rules and regulations thereunder, evolve frequently and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another. Moreover, the timing and effect of these laws and regulations on our business may be uncertain. To the extent we have not complied with such laws, rules and regulations, we could be subject to significant fines, revocation of licenses, limitations on our products and services, reputational harm and other regulatory consequences, each of which may be significant and could adversely affect our business, operating results and financial condition. These laws and regulations may also impact our suppliers, which could have, among other things, an adverse impact on the costs of components in our products.

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

A significant portion of our operating expenses are incurred outside the United States. These expenses are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, Japanese yen, Canadian dollar and British pound. A weakening of the U.S. dollar compared to foreign currencies would negatively affect our expenses and operating results, which are expressed in U.S. dollars. We are not currently engaged in material hedging activities, and as a result, our financial condition and results of operations could be adversely affected. Our sales contracts are primarily denominated in U.S. dollars and therefore, while substantially all of our revenue is not subject to foreign currency risk, it does not serve as a hedge to our foreign currency-denominated operating expenses. In addition, a strengthening of the U.S. dollar may increase the real cost of our products to our customers outside of the United States, which may also adversely affect our financial condition and results of operations.

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

The market price of our common stock may be subject to wide fluctuations in response to, among other things, the risk factors described in this periodic report, news about us and our financial results, news about our competitors and their results, and other factors such as rumors or fluctuations in the valuation of companies perceived by investors to be comparable to us. For example, during the three months ended March 31, 2026, the closing price of our common stock ranged from $75.23 to $87.82 per share.

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

In January 2026, our board of directors approved a $1.0 billion increase in the authorized stock repurchase amount under the Repurchase Program, bringing the aggregate amount authorized to be repurchased to $10.25 billion of our outstanding common stock through February 28, 2027. As of March 31, 2026, approximately $911.7 million remained available for future share repurchases. Share repurchases under the Repurchase Program could affect the price of our common stock, increase stock price volatility and diminish our cash reserves. In addition, an announcement of the reduction, suspension or termination of the Repurchase Program could result in a decrease in the trading price of our common stock. Moreover, our stock price could decline, resulting in repurchases made at non-optimal prices. Our failure to repurchase our stock at optimal prices may be perceived by investors as an inefficient use of our cash and cash equivalents, which could result in litigation that may have an adverse effect on our business, operating results and financial condition. In addition, while our board of directors carefully considers various alternative uses of our cash and cash equivalents in determining whether to authorize stock repurchases, there can be no assurance that the decision by our board of directors to repurchase stock would result in the most effective uses of our cash and cash equivalents, and there may be alternative uses of our cash and cash equivalents that would be more effective, such as investing in growing our business organically or through acquisitions.

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

Economic uncertainty in various global markets caused by political instability and conflict, such as the war in Ukraine, tensions between China and Taiwan or conflicts in the Middle East has resulted, and may continue to result in weakened demand for our products and services and difficulty in forecasting our financial results and managing inventory levels. Geopolitical developments impacting government spending and international trade, including potential government shutdowns and trade disputes and tariffs may negatively impact markets and cause weaker macroeconomic conditions. The effects of these events may continue due to potential U.S. government shutdowns, the transition in administrations, changing in the U.S. government’s trade policy and the United States’ ongoing trade disputes with Russia, China and other countries, including the United States’ tariffs, and any new or additional retaliatory tariffs from foreign countries. For example, global press reports have indicated that the Chinese government may have instructed domestic companies in certain industries not to use cybersecurity products manufactured by the companies based in the United States or Israel, including us and certain of our competitors. The continuing effect of any or all of these events could adversely impact demand for our products, harm our operations and weaken our financial results.

Our business is subject to the risks of earthquakes, drought, fire, power outages, typhoon, floods, virus outbreaks and other broad health-related challenges, cyber events and other catastrophic events, and to interruption by manmade problems such as civil unrest, war, strikes or other labor disruptions, critical infrastructure attack and terrorism.

A significant natural disaster, such as an earthquake, drought, fire, power outage, typhoon, flood, viral outbreak or other catastrophic event, could have a material adverse impact on our business, operating results and financial condition. Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity, and our research and development and data center in Burnaby, Canada, from which we deliver to customers our FortiGuard and other security subscription updates, is subject to the risk of flooding and is also in a region known for seismic activity. Any earthquake in the Bay Area or Burnaby, or flooding in Burnaby, could materially negatively impact our ability to provide products and services, such as FortiCare support and FortiGuard subscription services and could otherwise materially negatively impact our business. In addition, natural disasters could affect our manufacturing vendors, suppliers or logistics providers’ ability to perform services, such as obtaining product components and manufacturing products, or performing or assisting with shipments, on a timely basis, as well as our customers’ ability to order from us and our employees’ ability to perform their duties. For example, a typhoon in Taiwan could materially negatively impact our ability to manufacture and ship products and could result in delays and reductions in billings and revenue, or the effects of epidemics and pandemics may negatively impact our ability to manufacture and ship products, possibly in a material way, and could result in delays and reductions in billings and revenue, also possibly in a material way. The impact of climate change could affect economies in ways that negatively impact us and our results of operations. In the event our or our service providers’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed, resulting in our missing financial targets, such as revenue and shipment targets, for a particular quarter. In addition, regional instability, international disputes, wars, such as the war in Ukraine, tensions between China and Taiwan or conflicts in the Middle East and any expansion thereof, and other acts of aggression, civil and political unrest, strikes or other labor disruptions, rebellions, acts of terrorism and other geo-political unrest could cause disruptions in our business or the business of our manufacturers, suppliers, logistics providers, partners or end-customers, or of the economy as a whole. Given our typical concentration of sales at the end of each quarter, any disruption in the business of our manufacturers, logistics providers, channel partners or end-customers that impacts sales at the end of our quarter could have a significant adverse impact on our quarterly results. For example, if one of our channel partners experiences issues such as cyberattacks or other operational disruptions at the end of a quarter, it could negatively impact our ability to receive orders from them and, among other things, may adversely affect our billings and revenue. To the extent that any of the above results in security risks to our customers, delays or cancellations of customer orders, the delay of the manufacture, deployment or shipment of our products or interruption or downtime of our services, our business, financial condition and results of operations would be adversely affected.

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

ITEM 2.     Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share Repurchase Program

The following table provides information with respect to the shares of common stock we repurchased under the Repurchase Program during the three months ended March 31, 2026 (in millions, except average price paid per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2026	4.6	$77.25	4.6	$1,383.1
February 1 - February 28, 2026	1.5	$74.98	1.5	$1,265.8
March 1 - March 31, 2026	4.5	$79.09	4.5	$911.7
Total	10.6	$77.69	10.6

In January 2026, our board of directors approved a $1.0 billion increase in the authorized stock repurchase amount under the Repurchase Program, bringing the aggregate amount authorized to be repurchased to $10.25 billion of our outstanding common stock through February 28, 2027. As of March 31, 2026, approximately $911.7 million remained available for future share repurchases under the Repurchase Program.

ITEM 5.     Other Information

Rule 10b5-1 Trading Plans

On March 3, 2026, Ken Xie, our Chief Executive Officer and one of our directors, entered into a pre-arranged written stock sale plan in accordance with Rule 10b5-1 under the Exchange Act for the sale of shares of our common stock (the “Ken Xie Plan”) during an open trading window in accordance with our insider trading policy. The Ken Xie Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Ken Xie Plan provides for the potential sale by Mr. Ken Xie of up to (a) 1,164,981 shares of our common stock, issued upon the vesting and settlement of RSUs for shares of our common stock and the exercise of vested options to purchase shares of our common stock and (b) the net shares (which are not yet determinable) after shares are withheld to satisfy tax obligations upon such vesting and settlement of RSUs and PSUs, in each case, at the market price, all between June 2, 2026 and November 30, 2027.

On March 4, 2026, Michael Xie, our Chief Technology Officer and one of our directors, entered into a pre-arranged written stock sale plan in accordance with Rule 10b5-1 under the Exchange Act for the sale of shares of our common stock (the “Michael Xie Plan”) during an open trading window in accordance with our insider trading policy. The Michael Xie Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Michael Xie Plan provides for the potential sale by Mr. Michael Xie of up to (a) 466,239 shares of our common stock, issued upon the vesting and settlement of RSUs for shares of our common stock and the exercise of vested options to purchase shares of our common stock and (b) the net shares (which are not yet determinable) after shares are withheld to satisfy tax obligations upon such vesting and settlement of RSUs and PSUs, in each case, at the market price, all between June 3, 2026 and November 30, 2027.

On February 19, 2026, John Whittle, our Chief Operating Officer, modified an existing trading plan, which was originally adopted on March 3, 2025 in accordance with Rule 10b5-1 under the Exchange Act for the sale of shares of our common stock (the “Whittle Plan”) during an open trading window in accordance with our insider trading policy. The modified Whittle Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The modified Whittle Plan provides for the potential sale by Mr. Whittle of up to 146,015 shares of our common stock, issued upon the exercise of vested stock options for shares of our common stock, at the market price, between May 21, 2026 and May 28, 2027.

Each of the Ken Xie Plan, Michael Xie Plan and the Whittle Plan (each, a “10b5-1 Plan,” and together, the “10b5-1 Plans”) includes a representation from each of Mr. Ken Xie, Mr. Michael Xie and Mr. Whittle, respectively, to the broker administering the plan that they were not in possession of any material nonpublic information regarding us or the securities subject to their respective 10b5-1 Plan at the time their respective 10b5-1 Plan was entered into. A similar representation was made to us in connection with the adoption of each 10b5-1 Plan under our insider trading policy. Those representations for each 10b5-1 Plan were made as of the respective date of adoption of the applicable 10b5-1 Plan, and speak only as of that date. In making those representations, there is no assurance with respect to any material nonpublic information of which Mr. Ken Xie, Mr. Michael Xie and Mr. Whittle, as applicable, were unaware, or with respect to any material nonpublic information acquired by Mr. Ken Xie, Mr. Michael Xie and Mr. Whittle or us, as applicable, after the date of each such representation.

Once executed, transactions under the 10b5-1 Plans will be disclosed publicly through Form 4 and/or Form 144 filings with the SEC in accordance with applicable securities laws, rules and regulations. Except as may be required by law, we do not undertake any obligation to update or report any modification, termination, or other activity under current or future Rule 10b5-1 plans that may be adopted by Mr. Ken Xie, Mr. Michael Xie and Mr. Whittle or our other officers or directors, or their affiliated entities.

ITEM 6.     Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Incorporated by reference herein
		Form	Date	Exhibit Number

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 is formatted in inline XBRL.

________________________________

* Filed herewith.
# Furnished herewith.
† Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 7, 2026
FORTINET, INC.

	By:	/s/ Ken Xie
Ken Xie, Chief Executive Officer and Chairman
(Duly Authorized Officer and Principal Executive Officer)

Date: May 7, 2026
FORTINET, INC.

	By:	/s/ Christiane Ohlgart
Christiane Ohlgart, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer and Principal Accounting Officer)