Form 10-Q
period 2026-06-30
Fortinet, Inc.
filed 2026-07-30
CIK 1262039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
As of July 28, 2026, there were 733,713,653 shares of the registrant’s common stock outstanding.

FORTINET, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2026

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

PART I—FINANCIAL INFORMATION

ITEM 1.     Financial Statements
FORTINET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except per share amounts)

	June 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,934.9	$2,495.3
Short-term investments	1,134.7	1,087.2
Accounts receivable—net	1,455.6	1,691.2
Inventory	426.3	399.5
Prepaid expenses and other current assets	256.8	227.0
Total current assets	6,208.3	5,900.2
LONG-TERM INVESTMENTS	399.1	339.7
PROPERTY AND EQUIPMENT—NET	1,699.5	1,619.0
DEFERRED CONTRACT COSTS	785.1	735.5
DEFERRED TAX ASSETS	1,319.4	1,314.9
GOODWILL	257.4	257.4
OTHER INTANGIBLE ASSETS—NET	77.1	97.3
OTHER ASSETS	113.3	125.2
TOTAL ASSETS	$10,859.2	$10,389.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$282.5	$230.8
Accrued liabilities	393.7	354.6
Accrued payroll and compensation	322.8	312.9
Current portion of long-term debt	—	499.7
Deferred revenue	3,841.8	3,636.0
Total current liabilities	4,840.8	5,034.0
DEFERRED REVENUE	3,833.9	3,479.8
LONG-TERM DEBT	496.9	496.6
OTHER LIABILITIES	136.5	141.3
Total liabilities	9,308.1	9,151.7
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value—1,500.0 shares authorized; 733.6 and 743.0 shares issued and outstanding on June 30, 2026 and December 31, 2025, respectively	0.7	0.7
Additional paid-in capital	1,895.9	1,770.1
Accumulated other comprehensive loss	(28.8)	(25.4)
Accumulated deficit	(316.7)	(507.9)
Total stockholders’ equity	1,551.1	1,237.5
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,859.2	$10,389.2
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
REVENUE:
Product	$773.0	$508.9	$1,418.1	$968.0
Service	1,274.9	1,121.1	2,479.4	2,201.7
Total revenue	2,047.9	1,630.0	3,897.5	3,169.7
COST OF REVENUE:
Product	233.8	165.9	442.1	315.8
Service	170.9	149.0	327.1	292.2
Total cost of revenue	404.7	314.9	769.2	608.0
GROSS PROFIT:
Product	539.2	343.0	976.0	652.2
Service	1,104.0	972.1	2,152.3	1,909.5
Total gross profit	1,643.2	1,315.1	3,128.3	2,561.7
OPERATING EXPENSES:
Research and development	225.0	209.5	439.0	408.1
Sales and marketing	669.1	592.0	1,305.4	1,134.7
General and administrative	61.1	56.9	117.3	114.7
Gain on intellectual property matters	(1.3)	(1.3)	(2.7)	(7.6)
Total operating expenses	953.9	857.1	1,859.0	1,649.9
OPERATING INCOME	689.3	458.0	1,269.3	911.8
INTEREST INCOME	33.2	45.0	66.1	89.3
INTEREST EXPENSE	(3.2)	(4.6)	(7.4)	(9.5)
OTHER INCOME—NET	0.9	18.9	48.8	45.0
INCOME BEFORE INCOME TAXES AND GAIN (LOSS) FROM EQUITY METHOD INVESTMENTS	720.2	517.3	1,376.8	1,036.6
PROVISION FOR INCOME TAXES	115.0	77.1	237.0	173.6
GAIN (LOSS) FROM EQUITY METHOD INVESTMENTS	1.1	(0.1)	1.0	10.5
NET INCOME	$606.3	$440.1	$1,140.8	$873.5
Net income per share (Note 8):
Basic	$0.83	$0.57	$1.55	$1.14
Diluted	$0.82	$0.57	$1.54	$1.13
Weighted-average shares outstanding:
Basic	733.1	765.5	735.9	766.9
Diluted	739.9	772.7	741.3	774.8
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net income	$606.3	$440.1	$1,140.8	$873.5
Other comprehensive income (loss):
Change in foreign currency translation	—	2.5	—	5.9
Change in unrealized gains (losses) on investments	(1.4)	(0.3)	(4.3)	(0.6)
Less: tax benefit related to items of other comprehensive income (loss)	(0.3)	—	(0.9)	(0.1)
Other comprehensive income (loss)	(1.1)	2.2	(3.4)	5.4
Comprehensive income	$605.2	$442.3	$1,137.4	$878.9
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited, in millions)

	Three Months Ended June 30, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE—March 31, 2026	734.0	$0.7	$1,798.7	$(27.7)	$(782.0)	$989.7
Issuance of common stock in connection with equity incentive plans - net of tax withholding	1.5	—	22.5	—	—	22.5
Repurchase and retirement of common stock	(1.9)	—	(4.9)	—	(141.0)	(145.9)
Excise tax on net stock repurchases	—	—	0.3	—	—	0.3
Stock-based compensation expense	—	—	79.3	—	—	79.3
Net unrealized loss on investments - net of tax	—	—	—	(1.1)	—	(1.1)
Net income	—	—	—	—	606.3	606.3
BALANCE—June 30, 2026	733.6	$0.7	$1,895.9	$(28.8)	$(316.7)	$1,551.1

	Three Months Ended June 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
BALANCE—March 31, 2025	769.2	$0.8	$1,668.7	$(22.9)	$316.3	$1,962.9
Issuance of common stock in connection with equity incentive plans - net of tax withholding	1.0	—	(12.0)	—	—	(12.0)
Repurchase and retirement of common stock	(4.6)	—	(9.1)	—	(392.0)	(401.1)
Excise tax on net stock repurchases	—	—	(0.8)	—	—	(0.8)
Stock-based compensation expense	—	—	69.1	—	—	69.1
Net unrealized loss on investments - net of tax	—	—	—	(0.3)	—	(0.3)
Foreign currency translation adjustment	—	—	—	2.5	—	2.5
Net income	—	—	—	—	440.1	440.1
BALANCE—June 30, 2025	765.6	$0.8	$1,715.9	$(20.7)	$364.4	$2,060.4
See notes to condensed consolidated financial statements.

	Six Months Ended June 30, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE—December 31, 2025	743.0	$0.7	$1,770.1	$(25.4)	$(507.9)	$1,237.5
Issuance of common stock in connection with equity incentive plans - net of tax withholding	3.1	—	3.9	—	—	3.9
Repurchase and retirement of common stock	(12.5)	—	(23.2)	—	(949.6)	(972.8)
Excise tax on net stock repurchases	—	—	(6.7)	—	—	(6.7)
Stock-based compensation expense	—	—	151.8	—	—	151.8
Net unrealized loss on investments - net of tax	—	—	—	(3.4)	—	(3.4)
Net income	—	—	—	—	1,140.8	1,140.8
BALANCE—June 30, 2026	733.6	$0.7	$1,895.9	$(28.8)	$(316.7)	$1,551.1

	Six Months Ended June 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
BALANCE—December 31, 2024	767.0	$0.8	$1,636.2	$(26.1)	$(117.1)	$1,493.8
Issuance of common stock in connection with equity incentive plans - net of tax withholding	3.2	—	(45.6)	—	—	(45.6)
Repurchase and retirement of common stock	(4.6)	—	(9.1)	—	(392.0)	(401.1)
Excise tax on net stock repurchases	—	—	(0.8)	—	—	(0.8)
Stock-based compensation expense	—	—	135.2	—	—	135.2
Net unrealized loss on investments - net of tax	—	—	—	(0.5)	—	(0.5)
Foreign currency translation adjustment	—	—	—	5.9	—	5.9
Net income	—	—	—	—	873.5	873.5
BALANCE—June 30, 2025	765.6	$0.8	$1,715.9	$(20.7)	$364.4	$2,060.4
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Six Months Ended
	June 30, 2026	June 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,140.8	$873.5
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	151.8	135.2
Amortization of deferred contract costs	190.9	160.0
Depreciation and amortization	81.2	74.1
Amortization of investment discounts	(9.3)	(19.4)
Other	(47.7)	(44.8)
Changes in operating assets and liabilities, net of impact of business combinations:
Accounts receivable—net	235.1	262.7
Inventory	(38.0)	(79.6)
Prepaid expenses and other current assets	(0.5)	(32.1)
Deferred contract costs	(240.5)	(202.5)
Deferred tax assets	(3.6)	(75.3)
Other assets	(9.0)	(11.7)
Accounts payable	49.7	46.8
Accrued liabilities	54.5	(9.7)
Accrued payroll and compensation	10.0	22.9
Deferred revenue	559.9	204.8
Other liabilities	(4.6)	10.3
Net cash provided by operating activities	2,120.7	1,315.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(756.0)	(976.5)
Sales of investments	118.4	5.7
Maturities of investments	587.5	869.6
Purchases of property and equipment	(148.6)	(234.3)
Payments made in connection with business combinations, net of cash acquired	—	(41.6)
Other	8.4	0.1
Net cash used in investing activities	(190.3)	(377.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase and retirement of common stock	(972.8)	(401.1)
Repayment of senior notes	(500.0)	—
Proceeds from issuance of common stock	62.3	31.3
Taxes paid related to net share settlement of equity awards	(59.1)	(77.0)
Other	(21.2)	(0.1)
Net cash used in financing activities	(1,490.8)	(446.9)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	1.3
NET INCREASE IN CASH AND CASH EQUIVALENTS	439.6	492.6
CASH AND CASH EQUIVALENTS—Beginning of period	2,495.3	2,875.9
CASH AND CASH EQUIVALENTS—End of period	$2,934.9	$3,368.5
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes—net	$209.5	$264.0
Operating lease liabilities arising from obtaining right-of-use assets	$18.9	$24.3
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfers of evaluation units and equipment from inventory to property and equipment	$11.3	$14.7
Liability for purchase of property and equipment	$25.9	$19.4
Excise tax payable on net stock repurchase	$6.7	$0.8
See notes to condensed consolidated financial statements.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Preparation—The unaudited condensed consolidated financial statements of Fortinet, Inc. and its subsidiaries (collectively, “we,” “us” or “our”) have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information, as well as the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2025, contained in our Annual Report on Form 10-K filed with the SEC on February 25, 2026. In the opinion of management, all adjustments, which include normal recurring adjustments, considered necessary for a fair presentation, have been included. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year or for any future periods. The condensed consolidated balance sheet as of December 31, 2025 is derived from the audited consolidated financial statements for the year ended December 31, 2025.

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

There have been no material changes to our significant accounting policies as of and for the six months ended June 30, 2026, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC.

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

2.     REVENUE RECOGNITION

Disaggregation of Revenue

The following table presents our revenue disaggregated by major product and service lines (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Product	$773.0	$508.9	$1,418.1	$968.0
Service:
Security subscription	729.7	644.4	1,423.7	1,267.5
Technical support and other	545.2	476.7	1,055.7	934.2
Total service revenue	1,274.9	1,121.1	2,479.4	2,201.7
Total revenue	$2,047.9	$1,630.0	$3,897.5	$3,169.7

Deferred Revenue

During the three and six months ended June 30, 2026, we recognized $996.9 million and $2.09 billion in revenue that was included in the deferred revenue balance as of December 31, 2025, respectively. During the three and six months ended June 30, 2025, we recognized $876.8 million and $1.85 billion in revenue that was included in the deferred revenue balance as of December 31, 2024, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

As of June 30, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $7.73 billion, which was substantially comprised of deferred security subscription and technical support services revenue as well as unbilled contract revenue from non-cancellable contracts that will be recognized in future periods. We expect to recognize approximately $3.86 billion as revenue over the next 12 months, $3.08 billion in years two and three, and the remainder thereafter.

Deferred Contract Costs

Amortization of deferred contract costs, primarily consisting of sales commissions earned by our sales force, was $96.7 million and $82.0 million during the three months ended June 30, 2026 and 2025, respectively, and $190.9 million and $160.0 million during the six months ended June 30, 2026 and 2025, respectively.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.     FINANCIAL INSTRUMENTS AND FAIR VALUE

Short-Term and Long-Term Investments

Our short-term and long-term investments consisted of available-for-sale investments and marketable equity securities. The following tables summarize our short-term and long-term investments (in millions):

	June 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and agency securities	$563.0	$—	$(1.3)	$561.7
Corporate debt securities	518.0	—	(1.3)	516.7
Commercial paper	314.9	—	(0.2)	314.7
Certificates of deposit and term deposits	106.3	—	(0.1)	106.2
Total available-for-sale investments	1,502.2	—	(2.9)	1,499.3
Marketable equity securities				34.5
Total short-term and long-term investments	$1,502.2	$—	$(2.9)	$1,533.8

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and agency securities	$513.7	$0.9	$—	$514.6
Corporate debt securities	368.5	0.4	(0.1)	368.8
Commercial paper	354.8	0.1	—	354.9
Certificates of deposit and term deposits	90.3	0.1	—	90.4
Total available-for-sale investments	1,327.3	1.5	(0.1)	1,328.7
Marketable equity securities				98.2
Total short-term and long-term investments	$1,327.3	$1.5	$(0.1)	$1,426.9

The following tables show the gross unrealized losses and the related fair values of our available-for-sale investments that have been in a continuous unrealized loss position (in millions):

	June 30, 2026
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency securities	$561.7	$(1.3)	$—	$—	$561.7	$(1.3)
Corporate debt securities	516.7	(1.3)	—	—	516.7	(1.3)
Commercial paper	314.7	(0.2)	—	—	314.7	(0.2)
Certificates of deposit and term deposits	106.2	(0.1)	—	—	106.2	(0.1)
Total available-for-sale investments	$1,499.3	$(2.9)	$—	$—	$1,499.3	$(2.9)

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2025
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency securities	$514.5	$—	$—	$—	$514.5	$—
Corporate debt securities	368.9	(0.1)	—	—	368.9	(0.1)
Commercial paper	354.9	—	—	—	354.9	—
Certificates of deposit and term deposits	90.4	—	—	—	90.4	—
Total available-for-sale investments	$1,328.7	$(0.1)	$—	$—	$1,328.7	$(0.1)

The contractual maturities of our available-for-sale investments were (in millions):

	June 30, 2026	December 31, 2025
Due within one year	$1,100.2	$989.0
Due within one to three years	399.1	339.7
Total	$1,499.3	$1,328.7

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

Gains and losses on our marketable equity securities are recorded in other income—net on the condensed consolidated statements of income. During the first quarter of 2026, we sold certain marketable equity securities for net proceeds of $115.9 million, for which we recognized net gains of $50.7 million during the period. We had no sales of marketable equity securities during the second quarter of 2026 and the six months ended June 30, 2025. During the three and six months ended June 30, 2026, we recognized a $5.1 million and $1.5 million unrealized gain, respectively, related to the changes in the fair value of our marketable equity securities still held at the reporting date. During the three and six months ended June 30, 2025, we recognized an $11.3 million gain and $3.4 million unrealized loss, respectively.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets Measured at Fair Value on a Recurring Basis

The following table presents the fair value of our financial assets measured at fair value on a recurring basis (in millions):

	June 30, 2026				December 31, 2025
	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$158.5	$158.5	$—	$—	$174.4	$174.4	$—	$—
U.S. government and agency securities	1.3	1.3	—	—	—	—	—	—
Corporate debt securities	—	—	—	—	1.1	—	1.1	—
Commercial paper	19.4	—	19.4	—	38.1	—	38.1	—
Certificates of deposit and term deposits	30.2	—	30.2	—	—	—	—	—
Total cash equivalents	209.4	159.8	49.6	—	213.6	174.4	39.2	—
Short-term investments:
U.S. government and agency securities	404.3	404.3	—	—	383.5	381.5	2.0	—
Corporate debt securities	275.0	—	275.0	—	160.2	—	160.2	—
Commercial paper	314.7	—	314.7	—	354.9	—	354.9	—
Certificates of deposit and term deposits	106.2	—	106.2	—	90.4	—	90.4	—
Marketable equity securities	34.5	34.5	—	—	98.2	98.2	—	—
Total short-term investments	1,134.7	438.8	695.9	—	1,087.2	479.7	607.5	—
Long-term investments:
U.S. government and agency securities	157.4	140.7	16.7	—	131.1	121.8	9.3	—
Corporate debt securities	241.7	—	241.7	—	208.6	—	208.6	—
Total long-term investments	399.1	140.7	258.4	—	339.7	121.8	217.9	—
Total	$1,743.2	$739.3	$1,003.9	$—	$1,640.5	$775.9	$864.6	$—

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2026 and year ended December 31, 2025.

4.     INVENTORY

Inventory, net of reserves, consisted of (in millions):

	June 30, 2026	December 31, 2025
Raw materials	$70.3	$61.9
Work in process	2.4	3.0
Finished goods	353.6	334.6
Inventory	$426.3	$399.5

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The excess and obsolete inventory reserve was $122.8 million and $137.5 million as of June 30, 2026 and December 31, 2025, respectively. Inventory write-downs related to excess and obsolete inventory were not material during the three and six months ended June 30, 2026 and 2025. These were recorded in cost of product revenue on the condensed consolidated statements of income.

5.     PROPERTY AND EQUIPMENT—Net

Property and equipment—net consisted of (in millions):

	June 30, 2026	December 31, 2025
Land	$649.0	$592.4
Buildings and improvements	974.8	974.0
Computer equipment and software	400.2	341.0
Leasehold improvements	58.8	58.5
Evaluation units	18.5	24.1
Furniture and fixtures	39.2	36.3
Construction-in-progress	86.5	74.6
Total property and equipment	2,227.0	2,100.9
Less: accumulated depreciation	(527.5)	(481.9)
Property and equipment—net	$1,699.5	$1,619.0

During the six months ended June 30, 2026, we purchased certain real estate property in the United States totaling $62.1 million, to be used for future development to expand our data center and office space. The purchase was accounted for under the asset acquisition method, with $59.5 million allocated to land and $2.6 million allocated to buildings and improvements, based on their relative fair values.

Depreciation expense was $31.5 million and $25.1 million during the three months ended June 30, 2026 and 2025, respectively. Depreciation expense was $61.0 million and $49.1 million during the six months ended June 30, 2026 and 2025, respectively.

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Additional acquisition-related information

The operating results of the acquired companies are included in our condensed consolidated statements of income from the respective dates of acquisition. Acquisition-related costs related to each acquisition were not material. The operating results of the acquired companies were not material in the period presented. Pro forma information has not been presented, as the impact of these acquisitions, individually and in the aggregate, in each period was not material to our condensed consolidated financial statements.

7.     GOODWILL AND OTHER INTANGIBLE ASSETS—Net

Goodwill

As of June 30, 2026 and December 31, 2025, we had goodwill of $257.4 million. There were no impairments to goodwill during the six months ended June 30, 2026 or during prior periods.

Other Intangible Assets—Net

The following tables present other intangible assets—net (in millions, except years):

	June 30, 2026
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Finite-lived intangible assets:
Developed technologies	4.3	$159.1	$106.0	$53.1
Customer relationships	5.3	66.9	48.3	18.6
Trade names	4.2	11.3	8.1	3.2
Backlog	2.5	13.5	11.3	2.2
Total other intangible assets—net		$250.8	$173.7	$77.1

	December 31, 2025
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Finite-lived intangible assets:
Developed technologies	4.3	$159.1	$96.0	$63.1
Customer relationships	5.3	66.9	42.4	24.5
Trade names	4.2	11.3	5.4	5.9
Backlog	2.5	13.5	9.7	3.8
Total other intangible assets—net		$250.8	$153.5	$97.3

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense was $9.9 million and $13.2 million during the three months ended June 30, 2026 and 2025, respectively. Amortization expense was $20.2 million and $25.0 million during the six months ended June 30, 2026 and 2025, respectively.

The following table summarizes estimated future amortization expense of finite-lived intangible assets—net (in millions):

Amount
Years:
2026 (the remainder of 2026)	$17.0
2027	27.5
2028	20.0
2029	9.3
2030	1.0
Thereafter	2.3
Total	$77.1

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Numerator:
Net income	$606.3	$440.1	$1,140.8	$873.5

Denominator:
Basic shares:
Weighted-average common stock outstanding-basic	733.1	765.5	735.9	766.9
Diluted shares:
Weighted-average common stock outstanding-basic	733.1	765.5	735.9	766.9
Effect of potentially dilutive securities:
RSUs	3.1	2.6	2.1	3.0
Stock options	3.1	4.0	2.8	4.3
PSUs	0.6	0.6	0.5	0.6
Weighted-average shares used to compute diluted net income per share	739.9	772.7	741.3	774.8
Net income per share
Basic	$0.83	$0.57	$1.55	$1.14
Diluted	$0.82	$0.57	$1.54	$1.13

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following weighted-average shares of common stock were excluded from the computation of diluted net income per share for the periods presented, as their effect would have been antidilutive (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
RSUs	0.3	2.1	1.3	1.5
Stock options	0.6	0.6	1.0	0.5
Total	0.9	2.7	2.3	2.0

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

The total outstanding debt is summarized below (in millions, except percentages):

	Maturity	Coupon Rate	Effective Interest Rate	June 30, 2026	December 31, 2025
Debt
2026 Senior Notes	March 2026	1.0%	1.3%	$—	$500.0
2031 Senior Notes	March 2031	2.2%	2.3%	500.0	500.0
Total debt				500.0	1,000.0
Less: Unamortized discount and debt issuance costs				3.1	3.7
Less: Current portion of long-term debt				—	499.7
Total long-term debt				$496.9	$496.6

As of June 30, 2026 and December 31, 2025, we accrued interest payable of $3.2 million and $4.7 million, respectively, and there are no financial covenants with which we must comply. During the three months ended June 30, 2026 and 2025, we recorded $2.9 million and $4.5 million of total interest expense in relation to these Senior Notes, respectively. During the six months ended June 30, 2026 and 2025, we recorded $7.1 million and $9.0 million of total interest expense in relation to these Senior Notes, respectively. No interest costs were capitalized for the six months ended June 30, 2026 and 2025, as the costs that qualified for capitalization were not material.

The total estimated fair value of the outstanding 2031 Senior Notes was approximately $449.5 million, including accrued and unpaid interest, as of June 30, 2026. The fair value was determined based on observable market prices of identical instruments in less active markets. The estimated fair values are based on Level 2 inputs.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.     COMMITMENTS AND CONTINGENCIES

The following table summarizes our inventory purchase commitments as of June 30, 2026 (in millions):

	Total	2026	Thereafter
Inventory purchase commitments	$1,667.1	$1,337.5	$329.6

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

As of June 30, 2026, we had $1.67 billion of non-cancelable inventory purchase commitments with our independent contract manufacturers. We recorded a liability for these purchase commitments for quantities in excess of our future estimated demand forecasts, consistent with the valuation of our excess and obsolete inventory. As of June 30, 2026 and December 31, 2025, the liability for these inventory purchase commitments was $24.0 million and $26.7 million, respectively, and was recorded in accrued liabilities on our condensed consolidated balance sheets. The expense related to such accrued liability for inventory purchase commitments is recorded in cost of product revenue on the condensed consolidated statements of income. The expense related to such accrued liability for inventory purchase commitments was not material during the three and six months ended June 30, 2026 and 2025.

Other Contractual Commitments and Open Purchase Orders—In addition to commitments with contract manufacturers, we have open purchase orders and contractual obligations in the ordinary course of business for which we have not received goods or services. A significant portion of our reported purchase commitments consists of non-cancelable commitments. In certain instances, contractual commitments allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to firm orders being placed. As of June 30, 2026, we had $110.9 million in other contractual commitments having a remaining term in excess of one year that are non-cancelable.

As of June 30, 2026, we had $64.5 million in contractual commitments related to payments for operating leases.

Litigation—We are subject to legal proceedings arising in the ordinary course of business. We record accruals for litigation contingencies when a loss is probable and reasonably estimable, based on management’s assessment of the expected outcome and currently available information. As of June 30, 2026 and December 31, 2025, litigation loss contingency accruals associated with outstanding matters were not material.

On September 22, 2025, a securities class action was filed against us, our chief executive officer, our chief technology officer, our current chief financial officer and our former chief financial officer in the United States District Court, Northern District of California, captioned Oklahoma Firefighters Pension and Retirement System v. Fortinet, Inc., et al., Case No. 3:25-cv-08037. On October 16, 2025, a securities class action was filed against us, our chief executive officer, our current chief financial officer and our former chief financial officer in the same court, captioned State of Rhode Island Office of the General Treasurer v. Fortinet, Inc., et al., Case No. 3:25-cv-08888. These suits are brought on behalf of an alleged class of stockholders who purchased or acquired shares of our common stock from November 8, 2024 through August 6, 2025. The complaints allege that defendants made false or misleading statements about our business, operations and prospects, including regarding the 2026 firewall refresh cycle, and purport to assert claims under Sections 10(b) and 20(a) of the Exchange Act. The court subsequently consolidated these actions under a new caption, In re Fortinet, Inc. Securities Litigation, Lead Case No. 3:25-cv-08037 (the “Consolidated Securities Class Action”), and appointed a lead plaintiff and lead counsel. A consolidated amended complaint was filed on April 24, 2026, which asserts claims under Section 10(b), 20(a) and 20A of the Exchange Act against our chief executive officer, our chief technology officer, our current chief financial officer, and our former chief financial officer relating to the same events and circumstances alleged in the initial complaints, and adds a Section 10(b) claim against our head of investor relations. The Consolidated Securities Class Action seeks damages, attorneys’ fees and costs, and other relief that the court may deem appropriate. Defendants filed a motion to dismiss the consolidated amended complaint on June 15, 2026. We believe the Consolidated Securities Class Action is without merit and intend to defend the suit vigorously. Based on the preliminary nature of the proceedings in the Consolidated Securities Class Action, the outcome of that matter remains uncertain

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and we cannot estimate the potential impact, if any, on our business or financial statements at this time. Accordingly, no loss accrual was recorded as of June 30, 2026 related to this litigation.

On October 8, 2025, Plaintiff Jack Pittrof filed a stockholder derivative complaint against us as a nominal defendant and certain of our current and former directors and officers in the United States District Court for the Northern District of California, captioned Pittrof v. Xie, et al., Case No. 3:2025-cv-08592 (“Pittrof”). The complaint alleges claims based on events similar to those in the securities class action and asserts causes of action against the individual defendants for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, waste of corporate assets, and for violations of Section 10(b) of the Exchange Act. On November 5, 2025, Plaintiff Michael J. Marrinan filed a stockholder derivative complaint against us as a nominal defendant and certain of our current and former directors and officers in the United States District Court for the Northern District of California, captioned Marrinan v. Xie, et al., Case No. 3:25-cv-09546 (“Marrinan”). The complaint alleges claims based on events similar to those in the securities class action and asserts causes of action against the individual defendants for breach of fiduciary duty, unjust enrichment, insider trading, gross mismanagement, waste of corporate assets, violations of California Corporations Code §§ 24400, 25500, et seq., and violations of Section 10(b) of the Exchange Act. On November 6, 2025, Plaintiff Bryan Foster filed a stockholder derivative complaint against us as a nominal defendant and certain of our current and former directors and officers in the United States District Court for the Northern District of California, captioned Foster v. Xie, et al., Case No. 3:25-cv-09611 (“Foster”). The complaint alleges claims based on events similar to those in the securities class action and asserts causes of action against the individual defendants for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, for violations of Section 10(b), 14(a), and 20(a) of the Exchange Act, and for contribution under Section 21D of the Exchange Act. On December 2, 2025, Plaintiff LR Trust filed a stockholder derivative complaint against us as a nominal defendant and certain of our current and former directors and officers in the United States District Court for the Northern District of California, captioned LR Trust v. Xie, et al., Case No. 3:25-cv-10350 (“LR Trust,” together with Pittrof, Marrinan, and Foster, the “Derivative Actions”). The complaint alleges claims based on events similar to those in the securities class action and asserts causes of action against the individual defendants for breach of fiduciary duty, unjust enrichment, insider trading, aiding and abetting, violations of Sections 10(b) and 14(a) of the Exchange Act, and for contribution under Section 21D of the Exchange Act. On behalf of the Company, the Derivative Actions seek damages, disgorgement, remedial actions, restitution, and attorneys’ fees and costs. The Derivative Actions have been consolidated under a new caption, In re Fortinet, Inc. Stockholder Derivative Litigation, Lead Case No. 3:2025-cv-08592 (the “Consolidated Derivative Action”). On April 2, 2026, the Court stayed all proceedings in the Consolidated Derivative Action pending the final resolution of the Consolidated Securities Class Action.

On March 21, 2019, we were sued by Alorica Inc. (“Alorica”) in Santa Clara County Superior Court in California. Alorica alleged breach of warranty and misrepresentation claims, which we denied. After trial, a jury returned a verdict fully in favor of us and against Alorica on October 4, 2024. Alorica has filed a notice of appeal. We believe that the ultimate outcome of this matter will not materially impact our financial position, results of operations or cash flows. However, any further legal proceedings, including Alorica’s appeal, would be subject to inherent uncertainties, and a future unfavorable ruling could occur. No loss accrual had been recorded as of June 30, 2026 or December 31, 2025 related to this litigation.

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.     EQUITY PLANS AND SHARE REPURCHASE PROGRAM

Stock-Based Compensation Plans

We maintain the Amended and Restated Fortinet, Inc. 2009 Equity Incentive Plan (the “Amended Plan”) pursuant to which we have granted RSUs, stock options and PSUs. As of June 30, 2026, there were a total of 45.4 million shares of common stock available for grant under the Amended Plan.

Restricted Stock Units and Market/Performance-Based PSUs

The following table summarizes the activity and related information for RSUs for the periods presented below (in millions, except per share amounts):

	RSUs Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance—December 31, 2025	7.6	$81.51
Granted	3.2	88.90
Forfeited	(0.4)	81.59
Vested	(1.9)	79.97
Balance—June 30, 2026	8.5	$84.61

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

During the six months ended June 30, 2026, we granted approximately 0.1 million shares of PSU awards to certain of our executives, with a weighted-average grant date fair value of $103.01. The grant date fair value of these awards was determined using a Monte Carlo simulation pricing model. The following table summarizes the weighted-average assumptions relating to our PSUs:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Expected term in years	2.8	2.7	2.8	2.7
Volatility	42.4%	41.5%	42.4%	41.5%
Risk-free interest rate	3.5%	4.2%	3.5%	4.2%
Dividend rate	—%	—%	—%	—%

Approximately 0.1 million shares of PSUs were vested and less than 0.1 million shares of PSUs were forfeited during the six months ended June 30, 2026.

Stock compensation expense is recognized on a straight-line basis over the vesting period of each RSU while compensation expense for PSUs is recognized on a graded vesting method. As of June 30, 2026, total compensation expense related to unvested RSUs and PSUs that were granted to employees, non-employees and certain executives, but not yet recognized, was $659.8 million, with a weighted-average vesting period of 2.9 years, and $25.1 million, with a weighted-average vesting period of 2.1 years, respectively.

RSUs and PSUs settle into shares of common stock upon vesting. Upon the vesting of the RSUs and PSUs, we net-settle the RSUs and PSUs and withhold a portion of the shares to satisfy employee withholding tax requirements. The payment

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the withheld taxes to the tax authorities is reflected as a financing activity within the condensed consolidated statements of cash flows.

The following summarizes the number and value of the shares withheld for employee taxes (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Shares withheld for taxes	0.3	0.2	0.7	0.7
Amount withheld for taxes	$22.5	$23.4	$59.0	$77.2

Employee Stock Options

The following table summarizes the weighted-average assumptions relating to our employee stock options:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Expected term in years	4.6	4.5	4.6	4.5
Volatility	46.6%	41.4%	43.8%	41.6%
Risk-free interest rate	4.2%	4.1%	3.7%	4.2%
Dividend rate	—%	—%	—%	—%

The following table summarizes the stock option activity and related information for the periods presented below (in millions, except exercise prices and contractual life):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance—December 31, 2025	7.4	$49.39	3.0	$241.7
Granted	0.7	84.15
Forfeited	(0.1)	86.18
Exercised	(1.9)	33.27
Balance—June 30, 2026	6.1	$57.46
Options vested and expected to vest—June 30, 2026	6.1	$57.46	3.3	$583.3
Options exercisable—June 30, 2026	4.3	$46.98	2.3	$461.4

The aggregate intrinsic value represents the difference between the exercise price of stock options and the quoted market price of our common stock at the date of the balance sheet for all in-the-money stock options. Stock compensation expense is recognized on a straight-line basis over the vesting period of each stock option. As of June 30, 2026, total compensation expense related to unvested stock options granted to employees but not yet recognized was $56.4 million, with a weighted-average remaining vesting period of 2.8 years.

Additional information related to our stock options is summarized below (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Weighted-average fair value per share granted	$57.26	$41.05	$34.93	$43.83
Intrinsic value of options exercised	$91.8	$28.9	$139.6	$131.2
Fair value of options vested	$5.8	$5.5	$16.7	$15.0

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation Expense

Stock-based compensation expense, including stock-based compensation expense related to awards classified as liabilities, is included in costs and expenses (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Cost of product revenue	$0.6	$0.5	$1.2	$1.0
Cost of service revenue	8.1	7.0	15.2	13.5
Research and development	26.9	25.1	52.0	48.1
Sales and marketing	36.7	29.7	68.6	56.2
General and administrative	8.5	7.6	17.0	18.0
Total stock-based compensation expense	$80.8	$69.9	$154.0	$136.8

The following table summarizes stock-based compensation expense, including stock-based compensation expense related to awards classified as liabilities, by award type (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
RSUs	$70.2	$60.8	$133.3	$117.1
Stock options	6.5	6.8	13.1	13.4
PSUs	4.1	2.3	7.6	6.3
Total stock-based compensation expense	$80.8	$69.9	$154.0	$136.8

Total income tax benefit associated with stock-based compensation that is recognized in the condensed consolidated statements of income is (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Income tax benefit associated with stock-based compensation	$17.7	$15.3	$33.7	$30.0

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

During the six months ended June 30, 2026, we repurchased 12.5 million shares of our common stock under the Repurchase Program in open-market transactions, at a weighted-average price of $77.73 per share, for an aggregate purchase price of $972.8 million, which excludes a $6.7 million accrual related to the 1% excise tax imposed by the Inflation Reduction Act of 2022. As of June 30, 2026, approximately $765.8 million remained available for future share repurchases under the Repurchase Program.

12.    INCOME TAXES

Our effective tax rate was 16% for the three months ended June 30, 2026, compared to an effective tax rate of 15% for the same period last year. Our effective tax rate was 17% for the six months ended June 30, 2026, compared to an effective tax rate of 17% for the same period last year. The tax rates for the three months ended June 30, 2026 and 2025 were comprised of U.S. federal and state taxes, withholding taxes and foreign taxes that amounted to $166.6 million and $114.6 million, respectively. The tax rate for the three months ended June 30, 2026 included a tax benefit of $33.9 million from the Foreign-

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derived Deduction Eligible Income (“FDDEI”) deduction and excess tax benefits from stock-based compensation expense of $17.7 million. The tax rate for the three months ended June 30, 2025 included a tax benefit of $25.1 million from the FDDEI deduction and excess tax benefits from stock-based compensation expense of $12.4 million.

The tax rates for the six months ended June 30, 2026 and 2025 were comprised of U.S. federal and state taxes, withholding taxes and foreign taxes that amounted to $332.0 million and $243.2 million, respectively. The tax rate for the six months ended June 30, 2026 included a tax benefit of $68.0 million from the FDDEI deduction and excess tax benefits from stock-based compensation expense of $27.1 million. The tax rate for the six months ended June 30, 2025 included a tax provision of $30.6 million related to the derecognition of deferred tax assets from the business combination with Linksys, a tax benefit of $50.9 million from the FDDEI deduction, and excess tax benefits from stock-based compensation expense of $49.3 million.

On July 4, 2025, H.R. 1, an Act to Provide for Reconciliation Pursuant to Title II of House Concurrent Resolution 14 (the “Act”) commonly referred to as the One Big Beautiful Bill Act, was enacted. The Act makes permanent certain elements of the Tax Cuts and Jobs Act, including immediate expensing of U.S. research and development expenditures, immediate expensing of certain eligible assets, and various modifications to the international tax framework. The income tax effects of the Act have been recognized in our provision for income taxes as of June 30, 2026.

As of June 30, 2026 and December 31, 2025, unrecognized tax benefits were $92.4 million and $90.4 million, respectively. If recognized, $75.2 million of the unrecognized tax benefits as of June 30, 2026 would favorably affect our effective tax rate. It is our policy to include accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2026 and December 31, 2025, accrued interest and penalties were $12.6 million and $12.5 million, respectively.

We file income tax returns in the U.S. federal jurisdiction and in various U.S. state and foreign jurisdictions. Generally, we are no longer subject to examination by U.S. federal income tax authorities for tax years prior to 2020 and by U.S. state and foreign tax authorities in our significant jurisdictions for tax years prior to 2016. We currently have ongoing tax audits in the United Kingdom, Canada, Germany and several other jurisdictions. The primary focus of these audits is the inter-company profit allocation.

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

In December 2021, the Organisation for Economic Co-operation and Development (the “OECD”) enacted model rules for a new global minimum tax framework (“BEPS Pillar Two”), and various governments around the world have enacted, or are in the process of enacting, legislation on this. In January 2026, the OECD released additional guidance related to the global minimum tax framework, including new safe harbors and potential exemptions for certain U.S.-based multinational companies, and continues to release additional guidance on these rules. Based on the enacted laws, BEPS Pillar Two has no impact to our effective tax rate or cash flows for the six months ended June 30, 2026. We will continue to evaluate the impact of these tax law changes on future reporting periods.

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reflects certain financial data for our reportable segment (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Total revenue	$2,047.9	$1,630.0	$3,897.5	$3,169.7
Less:
Cost of product revenue	233.8	165.9	442.1	315.8
Cost of service revenue	170.9	149.0	327.1	292.2
Research and development expenses	225.0	209.5	439.0	408.1
Adjusted sales and marketing expenses (1)	537.8	483.7	1,052.6	923.4
Commission expense	131.3	108.3	252.8	211.3
General and administrative expenses	61.1	56.9	117.3	114.7
Provision for income taxes	115.0	77.1	237.0	173.6
Add: Other segment items (2)	33.3	60.5	111.2	142.9
Net income	$606.3	$440.1	$1,140.8	$873.5
(1) Excludes commission expense.
(2) Includes gain on intellectual property matters, interest income, interest expense, other income—net and gain (loss) from equity method investments.

Revenue by geographic region is based on the billing address of our customers. The following tables set forth revenue and property and equipment—net by geographic region (in millions):

	Three Months Ended		Six Months Ended
Revenue	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Americas:
United States	$579.7	$473.0	$1,106.2	$928.4
Other Americas	228.5	185.8	441.8	360.2
Total Americas	808.2	658.8	1,548.0	1,288.6
Europe, Middle East and Africa (“EMEA”)	871.7	667.1	1,656.5	1,295.5
Asia Pacific (“APAC”)	368.0	304.1	693.0	585.6
Total revenue	$2,047.9	$1,630.0	$3,897.5	$3,169.7

Property and Equipment—net	June 30, 2026	December 31, 2025
Americas:
United States	$1,088.9	$1,000.8
Canada	322.4	329.2
Latin America	4.1	4.9
Total Americas	1,415.4	1,334.9
EMEA	211.7	211.3
APAC	72.4	72.8
Total property and equipment—net	$1,699.5	$1,619.0

The following distributor customers accounted for 10% or more of our revenue:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Distributor A	27%	27%	28%	27%
Distributor B	15%	15%	15%	15%
Distributor C	11%	12%	12%	12%

The following distributor customers accounted for 10% or more of net accounts receivable:

	June 30, 2026	December 31, 2025
Distributor A	26%	32%
Distributor B	13%	12%
Distributor C	*	*
* Represents less than 10%

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, among other things, statements concerning our expectations regarding:

•continued growth and market share gains;

•variability in sales in certain product and service categories from year to year and between quarters;

•expected impact of sales from certain products and services;

•increasing or decreasing inflation or stagflation, and changing interest rates in many geographies and changes in currency exchange rates and currency regulations;

•competition in our markets;

•macroeconomic, geopolitical factors and other disruptions to our manufacturing or sales, including tariffs or other trade disruptions, public health issues, wars, natural disasters and economic growth;

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

Business Overview

Fortinet is a leader in cybersecurity, driving the convergence of networking and security. Our mission is to secure people, devices and data everywhere. Our integrated platform, the Fortinet Security Fabric, spans secure networking, unified Secure Access Service Edge (“SASE”) and AI-driven security operations (“SecOps”). As of June 30, 2026, our end-customers were located in over 100 countries and included enterprises across a wide variety of market verticals, including financial services, retail, healthcare and operational technology (“OT”) market verticals, communication and security service providers, and government organizations. As a global company headquartered in Sunnyvale, California, our research and development is centered in the United States and Canada with a global footprint of support and centers of excellence around the world. As of June 30, 2026, we held 1,115 U.S. patents and a total of 1,448 global patents.

Our competitive differentiation lies in our core technologies, which together provide performance, security, flexibility and integration across diverse environments.

•FortiOS—Our unified operating system enables the convergence of networking and AI-powered security to enforce consistent policies across all form factors and edges. As the foundational engine of the Fortinet

Security Fabric, FortiOS empowers organizations to unify management and analytics, providing network visibility and control at scale. FortiOS includes advanced encryption, quantum safe tools, and other security technologies designed to address evolving cybersecurity threats, including emerging quantum-resistant cryptographic capabilities.

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

•FortiAI—FortiAI brings AI and agentic capabilities to products within the Fortinet Security Fabric. Generative and agentic AI support Network Operations Center (“NOC”) and Security Operations Center (“SOC”) teams in monitoring, analysis and response activities across enterprise environments, including automating operational workflows and assisting security personnel with analysis and response activities. AI within our firewalls allows for improved defense against evolving, AI-driven and zero-day attacks. AI focused features enable our customers to improve their governance over generative AI (“GenAI”) applications by providing visibility into AI application usage and helping organizations govern and control the flow of data across public and private AI applications. Products such as FortiAIGate focus on protecting an organization’s AI infrastructure, including large language models (“LLMs”) and Application Programming Interface, supporting the secure deployment and operation of enterprise AI and LLM environments while preventing data leakage into and out of LLMs. Fortinet’s AI offerings protect the AI ecosystem, infrastructure, models, workloads, data and supply chains, while leveraging unified AI intelligence across the Fortinet Security Fabric to defend against threats.

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

These competitive differentiators provide networking and security professionals with a cybersecurity platform comprised of over 50 products across three solution pillars:

•Secure Networking—Our Secure Networking solutions focus on the convergence of networking and security via FortiOS, our networking and security operating system that is the foundation of our Fortinet Security Fabric platform and supports a broad range of functions that can be delivered via physical, virtual, cloud or SaaS solutions. When delivered through our network firewall appliances, functionality is accelerated through our proprietary ASIC technology. These proprietary ASICs allow our systems to scale, run multiple applications at higher performance, lower power consumption and perform more processor-intensive operations, such as inspecting encrypted traffic, including streaming video. Our network firewall offerings consist of a FortiGate, which can be deployed at branch, campus, data center, internal segmentation, private and public cloud to enable hybrid mesh firewall solutions, as well as encrypted applications (secure sockets layer inspection, virtual private network and Internet Protocol Security connectivity). Our ability to converge networking and security also enables ethernet or Wi-Fi to become an extension of our customers’ security infrastructure through FortiLink and FortiSwitch and FortiAP. FortiExtender secures 5G/LTE and remote ethernet extenders to connect and secure any branch environment. Our Secure Connectivity solution includes

FortiSwitch secure ethernet switches, FortiAP wireless local area network access points and FortiExtender 5G connectivity gateways and Network Access Control for securing Internet of Things (“IoT”) devices.

•Unified Secure Access Service Edge (SASE)—With applications in the cloud and employees working from anywhere, organizations need to secure access for users everywhere through a Zero Trust model. Fortinet’s Unified SASE offering brings together firewall, SD-WAN, secure web gateway, cloud access security broker, data loss prevention (“DLP”), digital experience monitoring and ZTNA in a single platform for user access across branch, campus, remote, and cloud environments. It provides consistent integration across secure SD-WAN and Security Service Edge, using FortiOS as the common operating system and policy framework. Fortinet’s cloud network includes more than 200 PoPs, supporting global access and inspection. The rise of AI use paired with work from anywhere leaves businesses vulnerable to AI tool abuse with sensitive data leakage. AI visibility and control is built into FortiOS, allowing SASE PoPs to give companies control over AI usage and data exfiltration regardless of where the user is. The platform also supports sovereign SASE deployments, allowing organizations to run SASE capabilities in infrastructure they control, including on-premises environments, private data centers, and trusted colocation facilities. This enables local inspection, data residency, and jurisdiction-specific control where required. Fortinet also provides integrated cloud security capabilities for protecting applications and workloads across the application lifecycle, including web application firewalls, virtual and cloud-native firewalls, cloud-native application protection, and code security. These capabilities help organizations secure applications across hybrid and multi-cloud environments through a common platform rather than multiple disconnected tools. Flexible consumption and licensing models support different cloud deployment and procurement models. Fortinet continues to build out core SASE capabilities—including next-generation firewall, Secure SD-WAN, Universal ZTNA, secure web gateway, cloud access security broker, and DLP—within FortiOS. This provides a common operating model across networking and security functions and forms the basis for convergence between firewall, SD-WAN, and SASE services.

•AI-Driven Security Operations (SecOps)—Our AI-Driven Security Operations solutions provide software and services that support the identification, protection, detection, investigation, response, and recovery from cybersecurity threats across the incident lifecycle. These solutions integrate with Fortinet and third-party environments and support deployment across physical, virtual, cloud, and SaaS delivery models. FortiAnalyzer provides integrated security operations capabilities through the unified security data lake for the Fortinet Security Fabric, centralized log management, reporting, and threat intelligence. FortiSIEM provides security information and event management, while FortiSOAR provides security orchestration, automation, and response. FortiSOC brings these core capabilities together in a unified cloud-delivered SaaS offering. The portfolio also includes unified endpoint security with FortiEndpoint; identity security, including workforce and non-human identity management, with FortiAuthenticator and FortiPAM; and email and workspace security with FortiMail. AI-assisted capabilities are embedded across these solutions to support investigations, operational workflows, and analyst productivity. Organizations may also utilize FortiGuard managed security services, including SOC-as-a-Service and Managed Detection and Response, to augment or co-manage security operations based on operational requirements, available resources, and security maturity.

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

In addition to FortiCare solution-based services, Advanced Support service options are available per account. These services are available for regional account support in three options: Core, Pro and Pro Plus, and can be available or provided on a global basis at the Pro and Pro Plus levels. Advanced Support brings support directly to each account, helping account holders to make their operations more effective and to plan and manage their solution lifecycle.

Additionally, we are committed to addressing the cybersecurity skills shortage through training and certification programs for customers, partners and employees. The Fortinet Training Institute’s ecosystem of public and private partnerships around the world extends to industry, academia, government and nonprofits to ensure we are reaching and increasing access of our cybersecurity certifications and training to all populations. The Fortinet Training Institute has issued approximately two million certifications to date.

Financial Highlights

•Total revenue was $2.05 billion and $3.90 billion during the three and six months ended June 30, 2026, an increase of 26% and 23%, respectively, compared to $1.63 billion and $3.17 billion in the same periods last year. Product revenue was $773.0 million and $1.42 billion during the three and six months ended June 30, 2026, an increase of 52% and 46%, respectively, compared to $508.9 million and $968.0 million in the same periods last year. Service revenue was $1.27 billion and $2.48 billion during the three and six months ended June 30, 2026, an increase of 14% and 13%, respectively, compared to $1.12 billion and $2.20 billion in the same periods last year.

•Total gross profit was $1.64 billion and $3.13 billion during the three and six months ended June 30, 2026, an increase of 25% and 22%, respectively, compared to $1.32 billion and $2.56 billion in the same periods last year.

•Total gross margin was 80.2% and 80.3% during the three and six months ended June 30, 2026, a decrease of 0.5 in each period, compared to 80.7% and 80.8% in the same periods last year.

•Operating income was $689.3 million and $1.27 billion during the three and six months ended June 30, 2026, an increase of 51% and 39%, respectively, compared to $458.0 million and $911.8 million in the same periods last year.

•Operating margin was 33.7% and 32.6% during the three and six months ended June 30, 2026, an increase of 5.6 and 3.8 percentage points, respectively, compared to 28.1% and 28.8% in the same periods last year.

•Cash, cash equivalents, short-term and long-term investments were $4.47 billion as of June 30, 2026.

•Deferred revenue was $7.68 billion, including short-term deferred revenue of $3.84 billion, as of June 30, 2026.

•Cash flows from operating activities were $2.12 billion during the six months ended June 30, 2026, an increase of $805.5 million, or 61%, compared to the same period last year.

Revenue continues to be diversified globally, which remains a key strength of our business. During the three months ended June 30, 2026, the EMEA region, the Americas region and the APAC region contributed 43%, 39% and 18% of our total revenue, respectively, and revenue grew 31%, 23% and 21% in these regions compared to the same period last year, respectively. During the six months ended June 30, 2026, EMEA, the Americas and APAC regions contributed 42%, 40% and 18% of our total revenue, respectively, and revenue grew by 28%, 20% and 18% in these regions compared to the same period last year, respectively.

Product revenue increased 52% and 46% during the three and six months ended June 30, 2026, respectively, compared to the same periods last year, primarily driven by hardware revenue growth resulting from higher unit shipments year over year and recent pricing actions. We experienced product revenue growth across our hardware products and software licensing, which mainly benefited from growth in secure networking hardware products and term licenses, including increased demand for higher performance products, deployments related to AI infrastructure, technology upgrades, upsell activity, and expansion into new use cases. We expect our product revenue to continue to grow year over year for the remainder of 2026 compared to the same periods of 2025.

Service revenue increased $153.8 million, or 14% and $277.7 million, or 13%, during the three and six months ended June 30, 2026, respectively, as compared to the same periods last year, primarily driven by the strength of our security subscription revenue, which increased $85.3 million, or 13% and $156.2 million, or 12%, respectively, and our technical support and other services revenue, which increased $68.5 million, or 14% and $121.5 million, or 13%, respectively. The increase was primarily due to the recognition of revenue from our growing deferred revenue balance related to FortiGuard and other security subscriptions delivered to on-premise and cloud-based environments and strength in unified SASE and SecOps, as well as FortiCare technical support service. We expect our service revenue to continue to grow year over year for the remainder of 2026.

Our billings were diversified on a geographic basis. During the three months ended June 30, 2026, seven countries represented approximately 50% of our billings and the remaining approximately 50% in the aggregate were from over 100 countries that each individually contributed less than 3% of our billings.

Total gross margin decreased 0.5 percentage points during each of the three and six months ended June 30, 2026, compared to the same periods last year, primarily due to a shift in the revenue mix from service revenue to lower margin product revenue. Our overall gross margin for the full year of 2026 will be impacted by service and product revenue mix and their respective gross margins. Our product gross margin may decline for the full year 2026 as compared to 2025 primarily due to continued higher hardware component costs. We also expect service gross margin to decline slightly for the full year 2026 as compared to 2025, primarily due to continued expansion of our data center footprint and colocation and cloud hosting capacity to support the growth in our unified SASE and SecOps offerings. We currently do not expect the U.S. tariffs to have a meaningful impact on our gross margin. However, changes in trade policy, including increases in tariff rates, changes in customs or tariffs classifications, or modifications to tariff exemptions, could adversely affect our gross margin in the future, and we expect any resulting impact would primarily relate to our hardware sales to the U.S. customers.

Operating expenses as a percentage of revenue decreased by 6.0 and 4.4 percentage points during the three and six months ended June 30, 2026, respectively, compared to the same periods last year, mainly because our revenue growth outpaced the growth in our personnel costs. Headcount increased to 15,472 employees as of June 30, 2026, a 4% increase compared to 14,898 as of June 30, 2025.

Operating margin increased 5.6 and 3.8 percentage points during the three and six months ended June 30, 2026, respectively, driven by revenue growth exceeding expense growth, resulting in improved operating leverage, partially offset by lower total gross margin. For the full year 2026, we expect our operating margin to increase slightly compared to 2025, benefiting from operating leverage and measured investments. Both total revenue and operating expense are expected to increase in 2026 compared to the prior year. The increase in expense is expected to primarily reflect investments in sales and marketing headcount, product development, and continued investments in data centers and real estate. We expect these and other investments to support long-term revenue growth and market expansion.

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

Business Model

We typically sell our security solutions to distributors that sell to networking security focused resellers and to certain service providers and managed security service providers (“MSSPs”), who, in turn, sell to end-customers or use our products and services to provide hosted solutions to other enterprises. At times, we also sell directly to enterprise customers, service providers, systems integrators and large enterprises. We also sell our software licenses and cloud delivered services via third-party cloud service provider platforms, both directly and through our channel partners. Our end-customers are located in over 100 countries and include small, medium and large enterprises and government organizations across a wide range of industries, including financial services, government, healthcare, manufacturing, retail, technology and telecommunications. An end-customer deployment may involve as few as one or as many as thousands of secure networking, unified SASE and security operations technology products or users, depending on the end-customer’s size and security requirements.

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

	Three Months Ended Or As Of
	June 30, 2026	June 30, 2025
	(in millions)
Revenue	$2,047.9	$1,630.0
Deferred revenue	$7,675.7	$6,567.6
Billings (non-GAAP)	$2,372.1	$1,778.4
Net cash provided by operating activities	$1,043.6	$451.9
Free cash flow (non-GAAP)	$965.6	$284.1

Deferred revenue. Our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue. The majority of our deferred revenue balance consists of the unrecognized portion of service revenue from FortiGuard and other security subscriptions and FortiCare technical support service contracts, which is recognized as revenue ratably over the service term. We monitor our deferred revenue balance, short-term and total deferred revenue growth and the mix of short-term and long-term deferred revenue because deferred revenue represents a significant portion of free cash flow and of revenue to be recognized in future periods. Deferred revenue was $7.68 billion as of June 30, 2026, an increase of $559.9 million, or 8%, from December 31, 2025. Short-term deferred revenue was $3.84 billion as of June 30, 2026, an increase of $205.8 million, or 6%, from December 31, 2025.

Billings (non-GAAP). We define billings as revenue recognized in accordance with GAAP plus the change in deferred revenue from the beginning to the end of the period less any deferred revenue balances acquired from business combinations during the period. We consider billings to be a useful metric for management and investors because billings drive current and future revenue as well as cash flows. There are a number of limitations related to the use of billings instead of GAAP revenue. First, billings are impacted by the term of security subscription and support agreements and do not provide an indication as to the timing of revenue being recognized from these service contracts. Second, we may calculate billings in a manner that is different from peer companies that report similar financial measures. Management accounts for these limitations by providing specific information regarding GAAP revenue and evaluating billings together with GAAP revenue. Total billings were $2.37 billion for the three months ended June 30, 2026, an increase of 33% compared to $1.78 billion in the same period last year.

A reconciliation of revenue, the most directly comparable financial measure calculated and presented in accordance with GAAP, to billings is provided below:

	Three Months Ended
	June 30, 2026	June 30, 2025
	(in millions)
Billings:
Revenue	$2,047.9	$1,630.0
Add: Change in deferred revenue	324.2	149.2
Less: Deferred revenue balance acquired in business combinations	—	(0.8)
Total billings (non-GAAP)	$2,372.1	$1,778.4

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

	Three Months Ended
	June 30, 2026	June 30, 2025
	(in millions)
Free Cash Flow:
Net cash provided by operating activities	$1,043.6	$451.9
Less: Purchases of property and equipment	(78.0)	(167.8)
Free cash flow (non-GAAP)	$965.6	$284.1
Net cash used in investing activities	$(184.6)	$(266.2)
Net cash used in financing activities	$(147.9)	$(414.2)

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

There were no material changes to our critical accounting policies and estimates as of and for the six months ended June 30, 2026, as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K filed with the SEC on February 25, 2026 (the “Form 10-K”).

See Note 1 of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.

Results of Operations

Three Months Ended June 30, 2026 and 2025

Revenue

	Three Months Ended
	June 30, 2026		June 30, 2025
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	(in millions, except percentages)
Revenue:
Product	$773.0	38%	$508.9	31%	$264.1	52%
Service	1,274.9	62	1,121.1	69	153.8	14
Total revenue	$2,047.9	100%	$1,630.0	100%	$417.9	26%
Revenue by geography:
Americas	$808.2	39%	$658.8	40%	$149.4	23%
EMEA	871.7	43	667.1	41	204.6	31
APAC	368.0	18	304.1	19	63.9	21
Total revenue	$2,047.9	100%	$1,630.0	100%	$417.9	26%

Total revenue increased $417.9 million, or 26%, during the three months ended June 30, 2026 compared to the same period last year. We continued to experience geographically diversified revenue, as well as diversification across customer and industry verticals. Revenue from all regions grew, with EMEA contributing the largest portion of the increase on an absolute dollar basis and on a percentage basis.

Product revenue increased $264.1 million, or 52%, during the three months ended June 30, 2026 compared to the same period last year, primarily driven by hardware revenue growth resulting from higher unit shipments year over year, higher average selling prices resulting from customer demand for higher-performing models and recent pricing actions. We experienced product revenue growth across our hardware products and software licensing, mainly driven by growth in secure networking hardware products and term licenses, including increased demand for higher performance products, deployments related to AI infrastructure, technology upgrades, upsell activity, and expansion into new use cases.

Service revenue increased $153.8 million, or 14%, during the three months ended June 30, 2026 compared to the same period last year. Security subscription revenue increased $85.3 million, or 13%, and technical support and other services revenue increased $68.5 million, or 14%, during the three months ended June 30, 2026 compared to the same period last year. The increase was primarily due to the recognition of revenue from our growing deferred revenue balance related to FortiGuard and other security subscriptions delivered to on-premise and cloud-based environments and growth in SaaS solutions, including unified SASE and SecOps, as well as FortiCare technical support service.

Of the service revenue recognized during the three months ended June 30, 2026 and 2025, 90% was included in the deferred revenue balance as of March 31, 2026 and 2025, respectively.

Cost of revenue and gross margin

	Three Months Ended
	June 30, 2026	June 30, 2025	Change	% Change
	(in millions, except percentages)
Cost of revenue:
Product	$233.8	$165.9	$67.9	41%
Service	170.9	149.0	21.9	15
Total cost of revenue	$404.7	$314.9	$89.8	29%
Gross margin (%):
Product	69.8%	67.4%
Service	86.6	86.7
Total gross margin	80.2%	80.7%

Total gross margin decreased 0.5 percentage points during the three months ended June 30, 2026 compared to the same period last year, primarily driven by a shift in the revenue mix to lower margin product revenue. Revenue mix shifted by 6.5 percentage points from service revenue to product revenue, as a percentage of total revenue.

Product gross margin increased 2.4 percentage points during the three months ended June 30, 2026 compared to the same period last year, primarily driven by recent pricing actions, partially offset by a shift in revenue mix to hardware and increased costs of memory chips. Cost of product revenue was comprised primarily of third-party contract manufacturers’ costs and costs of materials used in production.

Service gross margin decreased 0.1 percentage points during the three months ended June 30, 2026 compared to the same period last year, primarily driven by increased costs related to the continued expansion of our data center and cloud services, partially offset by service revenue growth outpacing increases in labor costs. Cost of service revenue was comprised primarily of personnel-related costs, replacement and repair costs, cloud services costs from owned data centers, colocation providers and cloud service providers, infrastructure depreciation and related operating costs, software and delivery costs, and facility-related costs.

Operating expenses

	Three Months Ended				Change	% Change
	June 30, 2026		June 30, 2025
	Amount	% of Revenue	Amount	% of Revenue
	(in millions, except percentages)
Operating expenses:
Research and development	$225.0	11%	$209.5	13%	$15.5	7%
Sales and marketing	669.1	33	592.0	36	77.1	13
General and administrative	61.1	3	56.9	4	4.2	7
Gain on intellectual property matters	(1.3)	—	(1.3)	—	—	—
Total operating expenses	$953.9	47%	$857.1	53%	$96.8	11%
Research and development

Research and development expenses increased $15.5 million, or 7%, during the three months ended June 30, 2026 compared to the same period last year, primarily due to an increase of $13.5 million in personnel-related costs as a result of increased headcount and compensation rates to support the development of new products and continued enhancements to our existing products and the impact of the recent acquisitions. We expect research and development expenses to increase in absolute dollars year over year during the remainder of 2026 as we invest to drive continued innovation in our products and services.

Sales and marketing

Sales and marketing expenses increased $77.1 million, or 13%, during the three months ended June 30, 2026 compared to the same period last year, primarily due to an increase of $73.4 million in personnel-related costs. We expect our sales and marketing expenses to increase in absolute dollars year over year during the remainder of 2026 as we continue to invest in our global sales and marketing organization to capture additional market share.

General and administrative

General and administrative expenses increased $4.2 million, or 7%, during the three months ended June 30, 2026 compared to the same period last year, primarily due to an increase of $2.1 million in legal related fees and other professional services fees and an increase of $1.5 million in personnel-related costs. We expect our general and administrative expenses to increase in absolute dollars year over year during the remainder of 2026, primarily to support our growing operations while continuing to leverage scale and efficiencies.

Operating income and margin

We generated operating income of $689.3 million during the three months ended June 30, 2026, an increase of $231.3 million, or 51%, compared to $458.0 million in the same period last year. Operating margin was 33.7% during the three months ended June 30, 2026, compared to 28.1% in the same period last year. The improvement in operating margin was primarily driven by operating leverage, as revenue growth outpaced the increase in operating expenses, partially offset by lower total gross margin. The 5.6 percentage point increase in operating margin was primarily due to 3.6, 1.9 and 0.6 percentage points decreases in sales and marketing expenses, research and development expenses and general and administrative expenses, as a percentage of revenue, respectively, partially offset by a 0.5 percentage point decrease in gross margin as a percentage of revenue.

Interest income, interest expense and other income—net

	Three Months Ended
	June 30, 2026	June 30, 2025	Change	% Change
	(in millions, except percentages)
Interest income	$33.2	$45.0	$(11.8)	(26)%
Interest expense	$(3.2)	$(4.6)	$1.4	(30)%
Other income—net	$0.9	$18.9	$(18.0)	(95)%

Interest income decreased $11.8 million during the three months ended June 30, 2026 compared to the same period last year, primarily due to lower average interest rates and lower average cash and cash equivalents balances as a result of share repurchases and debt repayment. Interest income varies depending on our average cash, cash equivalents and short-term and long-term investments balances during the period, types and mix of deposits and investments, and interest rates. Interest expense decreased $1.4 million during the three months ended June 30, 2026 compared to the same period last year, primarily due to the repayment of our 2026 Senior Notes at maturity in March 2026. Other income—net decreased $18.0 million during the three months ended June 30, 2026 compared to the same period last year, primarily due to a $10.1 million increase in foreign currency exchange losses and a $6.3 million decrease in net gains on marketable equity securities.

Provision for income taxes

	Three Months Ended		Change	% Change
	June 30, 2026	June 30, 2025
	(in millions, except percentages)
Provision for income taxes	$115.0	$77.1	$37.9	49%
Effective tax rate (%)	16%	15%

Our effective tax rate was 16% for the three months ended June 30, 2026, compared to an effective tax rate of 15% for the same period last year. The provision for income taxes for the three months ended June 30, 2026 was primarily comprised of U.S. federal and state taxes, withholding taxes and foreign taxes totaling $166.6 million, which was favorably affected by a tax benefit of $33.9 million from the FDDEI deduction and excess tax benefits from stock-based compensation expense of $17.7 million.

The provision for income taxes for the three months ended June 30, 2025 was primarily comprised of U.S. federal and state taxes, withholding taxes, and foreign taxes totaling $114.6 million, which was favorably affected by a tax benefit of $25.1 million from the FDDEI deduction and excess tax benefits from stock-based compensation expense of $12.4 million.

Six Months Ended June 30, 2026 and 2025

Revenue

	Six Months Ended
	June 30, 2026		June 30, 2025
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	(in millions, except percentages)
Revenue:
Product	$1,418.1	36%	$968.0	31%	$450.1	46%
Service	2,479.4	64	2,201.7	69	277.7	13
Total revenue	$3,897.5	100%	$3,169.7	100%	$727.8	23%
Revenue by geography:
Americas	$1,548.0	40%	$1,288.6	41%	$259.4	20%
EMEA	1,656.5	42	1,295.5	41	361.0	28
APAC	693.0	18	585.6	18	107.4	18
Total revenue	$3,897.5	100%	$3,169.7	100%	$727.8	23%

Total revenue increased $727.8 million, or 23%, during the six months ended June 30, 2026 compared to the same period last year. We continued to experience geographically diversified revenue, as well as diversification across customer and industry verticals. Revenue from all regions grew, with EMEA contributing the largest portion of the increase on an absolute dollar basis and on a percentage basis.

Product revenue increased $450.1 million, or 46%, during the six months ended June 30, 2026 compared to the same period last year, primarily driven by hardware revenue growth resulting from higher unit shipments year over year and recent pricing actions. We experienced product revenue growth across our hardware products and software licensing, mainly driven by growth in secure networking hardware products and term licenses, including increased demand for higher performance products, deployments related to AI infrastructure, technology upgrades, upsell activity, and expansion into new use cases.

Service revenue increased $277.7 million, or 13%, during the six months ended June 30, 2026 compared to the same period last year. Security subscription revenue increased $156.2 million, or 12%, and technical support and other services revenue increased $121.5 million, or 13%, during the six months ended June 30, 2026 compared to the same period last year. The increase was primarily due to the recognition of revenue from our growing deferred revenue balance related to FortiGuard and other security subscriptions delivered to on-premise and cloud-based environments and growth in SaaS solutions, including unified SASE and SecOps, as well as FortiCare technical support service.

Of the service revenue recognized during the six months ended June 30, 2026 and 2025, 84% was included in the deferred revenue balance as of December 31, 2025 and 2024, respectively.

Cost of revenue and gross margin

	Six Months Ended
	June 30, 2026	June 30, 2025	Change	% Change
	(in millions, except percentages)
Cost of revenue:
Product	$442.1	$315.8	$126.3	40%
Service	327.1	292.2	34.9	12
Total cost of revenue	$769.2	$608.0	$161.2	27%
Gross margin (%):
Product	68.8%	67.4%
Service	86.8	86.7
Total gross margin	80.3%	80.8%

Total gross margin decreased 0.5 percentage points during the six months ended June 30, 2026 compared to the same period last year, primarily driven by a shift in the revenue mix to lower margin product revenue. Revenue mix shifted by 5.9 percentage points from service revenue to product revenue, as a percentage of total revenue.

Product gross margin increased 1.4 percentage points during the six months ended June 30, 2026 compared to the same period last year, primarily driven by recent pricing actions, partially offset by a shift in revenue mix to hardware and increased costs of memory chips. Cost of product revenue was comprised primarily of third-party contract manufacturers’ costs and costs of materials used in production.

Service gross margin remained flat during the six months ended June 30, 2026 compared to the same period last year. Cost of service revenue was comprised primarily of personnel-related costs, replacement and repair costs, cloud services costs from owned data centers, colocation providers and cloud service providers, infrastructure depreciation and related operating costs, software and delivery costs, and facility-related costs.

Operating expenses

	Six Months Ended				Change	% Change
	June 30, 2026		June 30, 2025
	Amount	% of Revenue	Amount	% of Revenue
	(in millions, except percentages)
Operating expenses:
Research and development	$439.0	11%	$408.1	13%	$30.9	8%
Sales and marketing	1,305.4	34	1,134.7	36	170.7	15
General and administrative	117.3	3	114.7	4	2.6	2
Gain on intellectual property matters	(2.7)	—	(7.6)	—	4.9	(64)
Total operating expenses	$1,859.0	48%	$1,649.9	52%	$209.1	13%

Percentages have been rounded for presentation purposes and may differ from unrounded results.
Research and development

Research and development expenses increased $30.9 million, or 8%, during the six months ended June 30, 2026 compared to the same period last year, primarily due to an increase of $29.7 million in personnel-related costs as a result of increased headcount and compensation rates to support the development of new products and continued enhancements to our existing products and the impact of the recent acquisitions.

Sales and marketing

Sales and marketing expenses increased $170.7 million, or 15%, during the six months ended June 30, 2026 compared to the same period last year, primarily due to an increase of $146.5 million in personnel-related costs and an increase of $11.6 million in marketing program and related expenses.

General and administrative

General and administrative expenses increased $2.6 million, or 2%, during the six months ended June 30, 2026 compared to the same period last year, primarily due to an increase of $1.3 million in provision for expected credit losses and $0.9 million in legal related fees and other professional services fees.

Operating income and margin

We generated operating income of $1.27 billion during the six months ended June 30, 2026, an increase of $357.5 million, or 39%, compared to $911.8 million in the same period last year. Operating margin was 32.6% during the six months ended June 30, 2026, compared to 28.8% in the same period last year. The improvement in operating margin was primarily driven by operating leverage, as revenue growth outpaced the increase in operating expenses, partially offset by lower total gross margin. The 3.8 percentage point increase in operating margin was primarily due to 2.3, 1.6 and 0.6 percentage points decrease in sales and marketing expenses, research and development expenses and general and administrative expenses as a percentage of revenue, respectively, partially offset by a 0.5 percentage point decrease in gross margin and 0.2 percentage point decrease in gain on intellectual property matters as a percentage of revenue.

Interest income, interest expense and other income—net

	Six Months Ended
	June 30, 2026	June 30, 2025	Change	% Change
	(in millions, except percentages)
Interest income	$66.1	$89.3	$(23.2)	(26)%
Interest expense	$(7.4)	$(9.5)	$2.1	(22)%
Other income—net	$48.8	$45.0	$3.8	8%

Interest income decreased $23.2 million during the six months ended June 30, 2026 compared to the same period last year, primarily due to lower average interest rates and lower average cash and cash equivalents balances as a result of share repurchases and debt repayment. Interest income varies depending on our average cash, cash equivalents and short-term and long-term investments balances during the period, types and mix of deposits and investments, and interest rates. Interest expense decreased $2.1 million during the six months ended June 30, 2026 compared to the same period last year, primarily due to the repayment of our 2026 Senior Notes at maturity in March 2026. Other income—net increased $3.8 million during the six months ended June 30, 2026 compared to the same period last year, primarily due to a net change of $55.6 million from net losses to net gains on marketable equity securities, partially offset by a change of $39.9 million in gain on bargain purchase related to our acquisition of Linksys recognized only in the three months ended March 31, 2025 and an $11.0 million increase in foreign currency exchange loss.

Provision for income taxes

	Six Months Ended		Change	% Change
	June 30, 2026	June 30, 2025
	(in millions, except percentages)
Provision for income taxes	$237.0	$173.6	$63.4	37%
Effective tax rate (%)	17%	17%

Our effective tax rate was 17% for each of the six months ended June 30, 2026 and 2025. The provision for income taxes for the six months ended June 30, 2026 was primarily comprised of U.S. federal and state taxes, withholding taxes and foreign taxes totaling $332.0 million, which was favorably affected by a tax benefit of $68.0 million from the FDDEI deduction and excess tax benefits from stock-based compensation expense of $27.1 million.

The provision for income taxes for the six months ended June 30, 2025 was primarily comprised of U.S. federal and state taxes, withholding taxes and foreign taxes totaling $243.2 million as well as a tax provision of $30.6 million related to the derecognition of deferred tax assets from the business combination with Linksys. This provision for income taxes was favorably affected by a tax benefit of $50.9 million from the FDDEI deduction and excess tax benefits from stock-based compensation expense of $49.3 million.

Liquidity and Capital Resources

	As of
	June 30, 2026	December 31, 2025
	(in millions)
Cash and cash equivalents	$2,934.9	$2,495.3
Short-term investments	1,134.7	1,087.2
Long-term investments	399.1	339.7
Total cash, cash equivalents and investments	$4,468.7	$3,922.2
Working capital	$1,367.5	$866.2

	Six Months Ended
	June 30, 2026	June 30, 2025
	(in millions)
Net cash provided by operating activities	$2,120.7	$1,315.2
Net cash used in investing activities	(190.3)	(377.0)
Net cash used in financing activities	(1,490.8)	(446.9)
Effect of exchange rate changes on cash and cash equivalents	—	1.3
Net increase in cash and cash equivalents	$439.6	$492.6

Liquidity and capital resources are primarily impacted by our operating activities, as well as repurchases of our common stock, repayment of senior notes, real estate purchases and other capital expenditures, investment grade debt balance, payments of taxes in connection with the net settlement of equity awards, proceeds from the issuance of common stock and business combinations.

In recent years, we have received significant capital resources from our billings to customers, issuance of investment grade debt and, to some extent, from the exercise of stock options by our employees. Additional increases in billings may depend on a number of factors, including demand for and availability of our products and services, competition, pricing actions, market or industry changes, macroeconomic events such as rising inflation and changing interest rates, economic strength, supply chain capacity and disruptions, tariffs and other trade restrictions, international conflicts, including the war in Ukraine, tensions between China and Taiwan or conflicts in the Middle East, an increase in installment billings, and our ability to execute. In July 2026, Moody’s upgraded certain of our credit ratings to A3 from Baa1 and changed the outlook to Stable from Positive. Our S&P ratings remain BBB+ with a Stable outlook. We believe our investment grade credit ratings support our continued financial flexibility and access to the capital markets. We expect proceeds from the exercise of stock options in future years to continue to be impacted by the increased mix of restricted stock units and performance stock units versus stock options granted to our employees and to vary based on our stock price.

In January 2026, our board of directors approved a $1.0 billion increase in the authorized stock repurchase amount under the Repurchase Program, bringing the aggregate amount authorized for repurchases to $10.25 billion of our outstanding common stock through February 28, 2027. During the six months ended June 30, 2026, we repurchased 12.5 million shares of common stock under the Repurchase Program for an aggregate purchase price of $972.8 million. As of June 30, 2026, approximately $765.8 million remained available for future share repurchases. Refer to Note 11. Equity Plans and Share Repurchase Program.

We expect to continue to increase our data center, PoP, office and warehouse capacity to support growth and the expansion of existing services or introduction of new services. As we purchase new properties, we will work to incorporate these properties into the environmental goals we have established. We estimate the full year capital expenditures to be between approximately $350 million and $550 million in 2026.

We believe that our cash provided by operating activities, together with our existing cash, cash equivalents and investments will be sufficient to meet our anticipated cash needs and do not currently intend to retire our Senior Notes early. Refer to Note 9. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the Senior Notes. In the first quarter of 2026, we repaid the full $500.0 million aggregate principal amount of the 2026 Senior Notes upon their maturity on March 15, 2026. As of June 30, 2026, the long-term debt totaled $496.9 million and consisted of the 2031 Senior Notes, net of unamortized discount and debt issuance costs.

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

These inventory purchase commitments as of June 30, 2026 totaled $1.67 billion, an increase of $856.5 million compared to $810.6 million as of December 31, 2025, as we continued to work with contract manufacturers and suppliers to optimize our inventory and purchase commitments position based on growth trends in customer demand, product lead times and increasing components cost. We record a liability for inventory purchase commitments in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of June 30, 2026 and December 31, 2025, the liability for these inventory purchase commitments was $24.0 million and $26.7 million, respectively, and was recorded in accrued liabilities on our condensed consolidated balance sheets.

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

We also have open purchase orders and contractual obligations in the ordinary course of business for which we have not received goods or services. As of June 30, 2026, we had $110.9 million in other contractual commitments having a remaining term in excess of one year that are non-cancelable.

There have been no significant changes to our leases as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

As of June 30, 2026, our cash, cash equivalents and short-term and long-term investments of $4.47 billion were invested primarily in deposit accounts, commercial paper, corporate debt securities, U.S. government and agency securities, certificates of deposit and term deposits, money market funds and marketable equity securities. It is our investment policy to invest excess cash in a manner that preserves capital, provides liquidity, and generates return without significantly increasing risk. Based on current projections, we expect to have sufficient liquidity to meet our operating requirements for at least the next 12 months and thereafter for the foreseeable future, including our foreseeable future supply obligations, capital expenditures and share repurchases.

The amount of cash, cash equivalents and investments held by our international subsidiaries was $278.7 million as of June 30, 2026 and $266.9 million as of December 31, 2025.

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

As of June 30, 2026, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Our operating activities during the six months ended June 30, 2026 provided cash flows of $2.12 billion as a result of the continued growth of our business, improved profitability and our ability to successfully manage our working capital. Changes in operating assets and liabilities were primarily driven by working capital movements, as well as an increase of $354.1 million in the non-current portion of deferred revenue, and an increase of $240.5 million in deferred contract costs which primarily consisted of sales commissions during the six months ended June 30, 2026.

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

During the six months ended June 30, 2026, cash used in investing activities was $190.3 million, primarily driven by $148.6 million used for the purchases of property and equipment and $50.1 million spent for purchases of investments, net of maturities and sales of investments.

Financing Activities

The changes in cash flows from financing activities primarily relate to repurchase and retirement of common stock, repayment of senior notes, and taxes paid related to net share settlement of equity awards, net of proceeds from the issuance of common stock under the Amended Plan.

During the six months ended June 30, 2026, cash used in financing activities was $1.49 billion, primarily driven by $972.8 million used to repurchase shares of our common stock, $500.0 million used to repay our 2026 Senior Notes, partially offset by $3.2 million proceeds from the issuance of common stock, net of tax withholding related to net share settlement of equity awards.

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in our market risk during the six months ended June 30, 2026 compared to the disclosures in Part II, Item 7A of the Form 10-K filed with the SEC on February 25, 2026.

ITEM 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of June 30, 2026. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2026 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

•execution risk associated with our efforts to capture the opportunities related to our identified growth drivers, such as risk associated with our ability to capitalize on the convergence of networking and security, vendor consolidation of various cybersecurity solutions, SD-WAN, infrastructure security, security operations, SASE and other cloud security solutions, endpoint protection, IoT and OT security opportunities and product refresh cycles;

•the seasonal buying patterns of our end-customers, and the impact of other buying patterns such as dynamic and changing buying patterns based on refresh cycles;

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

We may experience slowing growth or a decrease in billings, revenue, operating margin and free cash flow for a number of reasons, including a slowdown in pipeline growth or for demand for our products or services generally, a shift in demand from products to services, decrease in services revenue growth, increased competition, execution challenges including sales execution challenges and lack of optimal sales productivity, worldwide or regional economic challenges based on inflation or possible stagflation, a regional recession or a recession in the global economy, changing interest rates, as a result of regional conflicts, a decrease in the growth of our overall market or softness in demand in certain geographies or industry verticals, such as the service provider industry, changes in our strategic opportunities, execution risks, decreased hardware unit sales growth likely due to a reduced refresh opportunity, lower sales productivity and our failure for any reason to continue to capitalize on sales and growth opportunities due to other risks identified in the risk factors described in this periodic report. Our expenses as a percentage of total revenue may be higher than expected if our revenue is lower than expected. If our investments in sales and marketing and other functional areas do not result in expected billings and revenue growth, we may experience margin declines. In addition, we may not be able to sustain our historical profitability levels in future periods if we fail to increase billings, revenue or deferred revenue, and do not appropriately manage our cost structure, free cash flow, or encounter unanticipated liabilities. As a result, any failure by us to maintain profitability and margins and continue our billings, revenue and free cash flow growth could cause the price of our common stock to materially decline.

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

We rely on third-party channel partners for substantially all of our revenue. If our partners fail to perform, our ability to sell our products and services will be limited, and if we fail to optimize our channel partner model going forward, our operating results may be harmed. Additionally, a small number of distributors represents a large percentage of our revenue and accounts receivable, and one distributor accounted for 26% of our total net accounts receivable as of June 30, 2026.

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

Six distributor customers who purchase directly from us accounted for 64% of our total net accounts receivable in the aggregate as of June 30, 2026. See Note 13. Segment Information in Part I, Item 1 of this Quarterly Report on Form 10-Q for distributor customers accounted for 10% or more of our revenue or net accounts receivable. Our largest distributors may experience financial difficulties, face liquidity risk or other financial challenges, which may harm our ability to collect on our accounts receivable.

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

In addition, certain of our larger competitors may have broader product offerings, and leverage their relationships based on other products or incorporate functionality into existing products in a manner that discourages customers from purchasing our products. These larger competitors often have broader product lines and market focus, and are in a better position to withstand any significant reduction in capital spending by end-customers in these markets. Therefore, these competitors will not be as susceptible to downturns in a particular market, and AI companies may compete more with us. Also, many of our smaller competitors that specialize in providing protection from a single type of security threat are often able to deliver these specialized security products to the market more quickly than we can.

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

As of June 30, 2026, we had an aggregate of $496.9 million of indebtedness outstanding under our Senior Notes. Under the agreements governing our indebtedness, we are permitted to incur additional debt. This debt, and any debt that we may incur in the future, may adversely affect our financial condition and future financial results by, among other things:

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

•funding authorizations and requirements unique to government agencies, with funding or purchasing reductions or delays adversely affecting public sector demand for our products. Our business operations, contract awards, and revenue streams are subject to governmental actions, which may introduce risks to our financial performance and strategic growth. In addition, these actions could eliminate or reduce the operations of an agency that we work with, terminate employees with whom we have business relations or cancel or modify a contract with us. Any failure to comply with these actions, shifts in federal procurement strategies, or budgetary reductions imposed by the agency could adversely impact our financial results, competitive positioning, and overall business operations; and

•geopolitical matters, including tariff and trade disputes, government shutdowns, impact of the war in Ukraine, tensions between China and Taiwan, conflicts in the Middle East, trade protectionism and other geopolitical dynamics that may adversely affect our ability to sell in certain locations or obtain the requisite permits and clearances required for certain purchases by government organizations of our products and services.

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

Our products are also susceptible to errors, defects, logic flaws, vulnerabilities and inserted vulnerabilities that may arise in, or be included in our products in, different stages of our supply chain, manufacturing and shipment processes, and a threat actor’s exploitation of these weaknesses may be difficult to anticipate, prevent, and detect, and threat actors may leverage AI tools to exploit product errors, defects, logic flaws, and vulnerabilities. If we are unable to maintain an effective supply chain security risk management and products security program or we inadvertently release a product or an update to a product with a defect in it, then the security and integrity of our products and the updates to those products that our customers receive could be exploited by third parties or insiders, or our solutions or updates thereto could cause an unintended disruption to our customers’ operations. Different customers deploy and use our products in different ways, and certain deployments and usages may subject our products to adverse conditions that may negatively impact the effectiveness and useful lifetime of our products. Further, customers may choose not to apply patches in a timely manner for business or operational reasons, or may neglect to upgrade at all and may run unpatched or unsupported devices against our guidance and industry best practice. Such lack of action to remediate known product vulnerabilities in the customer environment could negatively impact their own security posture, increasing the likelihood of exploitation and negatively impacting our reputation. Our networks and products, including cloud-based technology, could be targeted by attacks specifically designed to disrupt our business and harm our operational results and reputation.

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

Our success depends on the market’s confidence in our ability to provide effective network security protection. Despite our efforts and processes to prevent breaches of our internal networks, systems and websites, whether in our owned data centers, cloud providers or colocations, we are still vulnerable to computer viruses, break-ins, phishing attacks, AI tool attacks, ransomware attacks, attempts to overload our servers with denial-of-service, vulnerabilities in vendor hardware and software that we leverage, advanced persistent threats from sophisticated actors and other cyberattacks and similar disruptions from unauthorized access to our internal networks, systems or websites, whether in our owned data centers, cloud providers or colocations. Our security measures may also be breached due to employee error, malfeasance or otherwise, which breaches may be more difficult to detect than outsider threats, and the existing programs and trainings we have in place to prevent such insider threats may not be effective or sufficient. Third parties may also attempt to fraudulently induce our employees to transfer funds or disclose information in order to gain access to our networks and confidential information. Third parties may also send our customers or others malware or malicious emails that falsely indicate that we are the source, potentially causing lost confidence in us and reputational harm. We cannot guarantee that the measures we have taken to protect our networks, systems and websites, whether in our owned data centers, cloud providers or colocations, will provide adequate security. Moreover, because we provide network security products, we may be a more attractive target for attacks by computer hackers and any security breaches and other security incidents involving us may result in more harm to our reputation and brand than companies that do not sell network security solutions. Hackers and malicious parties may be able to develop and deploy viruses, worms, ransomware and other malicious software programs that attack our products and customers, that impersonate our update servers in an effort to access customer networks and negatively impact customers, or otherwise exploit any security vulnerabilities of our products, or attempt to fraudulently induce our employees, customers or others to disclose passwords or other sensitive information or unwittingly provide access to our internal networks, systems or data. Moreover, the threat landscape continues to evolve as a result of new technologies, including AI, and malicious parties may use AI to help attack our solutions, systems, and our customers.

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

Managing our inventory is complex, especially in times of supply chain disruption. Our channel partners may increase orders during periods of product shortages, cancel orders or not place orders commensurate with our expectations if their inventory is too high, return products or take advantage of price protection (if any is available to the particular partner) or delay orders in anticipation of new products, and accurately forecasting inventory requirements and demand can be challenging. Our channel partners also may adjust their orders in response to the supply of our products and the products of our competitors that are available to them and in response to seasonal fluctuations in end-customer demand. If we cannot manufacture and ship our products due to, for example, global chip shortages, excessive demand on contract manufacturers’ capacity, natural disasters and health emergencies such as earthquakes, fires, power outages, typhoons, floods, health pandemics and epidemics or manmade events such as civil unrest, strikes or other labor disruptions, tariffs, cyber events, international trade disputes, international conflicts, terrorism, wars or other foreign conflicts, such as the war in Ukraine, tensions between China and Taiwan or conflicts in the Middle East, and critical infrastructure attacks, our business and financial results could be materially and adversely impacted. Conflicts in the Middle East highlight potential risks associated with geopolitical instability in the region, including disruption to shipping routes, longer lead times for components and products, increased insurance costs for vessels passing through conflict zones, potential increased costs for shipping and products, and potential delays and interruptions in the supply chain. We may face challenges in sourcing materials, fulfilling orders and managing logistics efficiently, which could ultimately affect our operations, financial performance and overall business continuity. For example, as a result of the rapid global build-out of AI infrastructure, there is currently a global shortage of memory chips, which are a component in certain of our products. As a result, we are currently experiencing, and may continue to experience, constraints on the availability of memory chips. If we are unable to obtain sufficient quantities of memory chips on commercially reasonable terms, we have experienced, and may continue to experience, delays in the production and delivery of our products and increased costs to source available memory chips, any of which could harm our business, financial condition and results of operations. To mitigate increased hardware costs resulting from these shortages, we are implementing price increases, which may negatively impact demand for our products and may not be sufficient or timely to offset rising input costs, potentially resulting in margin compression and adversely affecting our business, financial condition and results of operations.

In response to ongoing supply chain constraints and elevated lead times for certain components, including memory chips, we have increased our inventory purchase commitments. As during prior periods of supply chain disruption, including the COVID-19 pandemic, these expanded commitments may require us to accept or pay for components and finished goods regardless of our level of sales in a particular period, and may not align with actual end-customer demand at the time of delivery. If demand for our products softens, customer requirements shift, technology transitions occur more rapidly than anticipated, our product roadmap changes, or our forecasts otherwise prove inaccurate, we could be left with excess or obsolete inventory or non-cancelable purchase obligations in excess of our needs. Any of the foregoing could result in inventory write-downs or write-offs, charges for excess inventory, losses on purchase commitments, increased storage and logistics costs, the need to sell products at discounted prices, and compression of our gross margins, any of which could negatively or unpredictably impact our operating results, financial condition, and cash flows. For additional information and a further discussion of impacts and risks related to our purchase commitments with our suppliers, refer to Note 10. Commitments and Contingencies in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

We outsource the manufacturing of our security appliance products to contract manufacturing partners and original design manufacturing partners, including manufacturers with facilities located in Taiwan, Vietnam and other countries outside the United States such as Accton, IBASE, Micro-Star, Senao and Wistron. Our reliance on our third-party manufacturers reduces our control over the manufacturing process, exposing us to risks, including reduced control over quality assurance, costs, supply and timing and possible tariffs. Any manufacturing disruption related to our third-party manufacturers or their component suppliers for any reason, including global chip shortages, natural disasters and health emergencies such as earthquakes, fires, power outages, typhoons, floods, health pandemics and epidemics and manmade events such as civil unrest, strikes or other labor disruptions, cyber events, international trade disputes, tariffs, international conflicts, terrorism, wars or other foreign conflicts, such as the war in Ukraine, tensions between China and Taiwan or conflicts in the Middle East, and critical infrastructure attacks, could impair our ability to fulfill orders. If we are unable to manage our relationships with these third-party manufacturers effectively, or if these third-party manufacturers experience delays, increased manufacturing lead-times, disruptions, capacity constraints or quality control problems in their manufacturing operations, or fail to meet our future requirements for timely delivery, our ability to ship products to our customers could be impaired and our business would be seriously harmed. Further, certain components for our products come from Taiwan, and approximately 82% of our hardware was manufactured in Taiwan during the three months ended June 30, 2026. Any increase in tensions between China and Taiwan, including threats of military actions or escalation of military activities, could adversely affect our manufacturing operations in Taiwan, which, given the large percentage of our hardware that is manufactured in Taiwan, could have significant impacts on our business and operations. Any new restrictions that negatively impact our ability to receive supply of hardware components from Taiwan would negatively impact our business and financial results.

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

The sales prices for our products and services may decline for a variety of reasons or our product mix may change, resulting in lower growth and margins based on a number of factors, including competitive pricing pressures, discounts or promotional programs we offer, a change in our mix of products and services and anticipation of the introduction of new products and services. We have recently conducted such price decreases. Competition continues to increase in the market segments in which we participate, and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Larger competitors with more diverse product offerings may reduce the price of products and services that compete with ours in order to promote the sale of other products or services or may bundle them with other products or services. Additionally, although we price our products and services worldwide in U.S. dollars, currency fluctuations in certain countries and regions have in the past, and may in the future, negatively impact actual prices that partners and customers are willing to pay in those countries and regions. Additionally, while our U.S. distribution agreements contain price protections, our international distribution agreements do not contain such protections. Furthermore, we anticipate that the sales prices and gross profits for our products or services will decrease over product life cycles. We cannot ensure that we will be successful in developing and introducing new offerings with enhanced functionality on a timely basis, or that our product and service offerings, if introduced, will enable us to maintain our prices, gross profits and operating margin at levels that will allow us to maintain profitability.

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

The adoption of AI in internal processes presents an opportunity to bolster decision making, productivity and customer satisfaction, but the new technology poses risks. AI can be exploited by hackers and malicious actors to develop advanced cyberattacks, bypass security measures, and exploit system vulnerabilities including potentially identifying weaknesses in our systems before we become aware of or can remediate them. The use of AI involves handling large amounts of data. If the security measures around the usage of AI are insufficient, there’s risk of data breaches, leading to unauthorized access to sensitive information. Failure to comply with data protection regulations (such as GDPR or the California Consumer Privacy Act (the “CCPA”) and DORA) can result in legal consequences. The intellectual property risks associated with AI include uncertainties around the ownership of AI-generated works, potential infringement of existing patents and copyrights, unauthorized use of third-party data, and exposure of proprietary algorithms or trade secrets. Dependence on AI systems or AI vendors means that any downtime or outages can disrupt business operations. Usage of our confidential data to train AI models by us or our vendors could result in legal risk, especially if it involves customer data. Other risks that have been observed in AI models and documentation include risks related to bias, discrimination, job displacements and violating human rights.

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

Selling our solutions to governments, both within the U.S. and internationally, whether directly or through channel partners, also subjects us to certain regulatory and contractual requirements, government permit and clearance requirements and other risks. Failure to comply with these requirements or to obtain and maintain government permits and clearances required to do certain business, by either us or our channel partners, could subject us to investigations, fines, suspension, limitations on business or debarment from doing business with such governments, as well as other penalties, damages and reputational harms, which could have an adverse effect on our business, operating results, financial condition and prospects. Any violations of regulatory and contractual requirements could result in us being suspended or debarred from future government contracting. Any of these outcomes could have an adverse effect on our revenue, operating results, financial condition and prospects.

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

The market price of our common stock may be subject to wide fluctuations in response to, among other things, the risk factors described in this periodic report, news about us and our financial results, news about our competitors and their results, and other factors such as rumors or fluctuations in the valuation of companies perceived by investors to be comparable to us. For example, during the six months ended June 30, 2026, the closing price of our common stock ranged from $75.23 to $155.42 per share.

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

In January 2026, our board of directors approved a $1.0 billion increase in the authorized stock repurchase amount under the Repurchase Program, bringing the aggregate amount authorized to be repurchased to $10.25 billion of our outstanding common stock through February 28, 2027. As of June 30, 2026, approximately $765.8 million remained available for future share repurchases. Share repurchases under the Repurchase Program could affect the price of our common stock, increase stock price volatility and diminish our cash reserves. In addition, an announcement of the reduction, suspension or termination of the Repurchase Program could result in a decrease in the trading price of our common stock. Moreover, our stock price could decline, resulting in repurchases made at non-optimal prices. Our failure to repurchase our stock at optimal prices may be perceived by investors as an inefficient use of our cash and cash equivalents, which could result in litigation that may have an adverse effect on our business, operating results and financial condition. In addition, while our board of directors carefully considers various alternative uses of our cash and cash equivalents in determining whether to authorize stock repurchases, there can be no assurance that the decision by our board of directors to repurchase stock would result in the most effective uses of our cash and cash equivalents, and there may be alternative uses of our cash and cash equivalents that would be more effective, such as investing in growing our business organically or through acquisitions.

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

Economic uncertainty in various global markets caused by political instability and conflict, such as the war in Ukraine, tensions between China and Taiwan or conflicts in the Middle East has resulted, and may continue to result in weakened demand for our products and services and difficulty in forecasting our financial results and managing inventory levels. Geopolitical developments impacting government spending and international trade, including potential government shutdowns and trade disputes and tariffs may negatively impact markets and cause weaker macroeconomic conditions. The effects of these events may continue due to potential U.S. government shutdowns, the transition in administrations, changes in the U.S. government’s trade policy and the United States’ ongoing trade disputes with Russia, China and other countries, including the United States’ tariffs, and any new or additional retaliatory tariffs from foreign countries. For example, global press reports have indicated that the Chinese government may have instructed domestic companies in certain industries not to use cybersecurity products manufactured by the companies based in the United States or Israel, including us and certain of our competitors. The continuing effect of any or all of these events could adversely impact demand for our products, harm our operations and weaken our financial results.

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

ITEM 2.     Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share Repurchase Program

The following table provides information with respect to the shares of common stock we repurchased under the Repurchase Program during the three months ended June 30, 2026 (in millions, except average price paid per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2026	1.9	$77.95	1.9	$765.8
May 1 - May 31, 2026	—	$—	—	$765.8
June 1 - June 30, 2026	—	$—	—	$765.8
Total	1.9	$77.95	1.9

ITEM 5.     Other Information

Rule 10b5-1 Trading Plans

On June 5, 2026, John Whittle, our Chief Operating Officer, entered into a pre-arranged written stock sale plan in accordance with Rule 10b5-1 under the Exchange Act for the sale of shares of our common stock (the “Whittle Plan”) during an open trading window in accordance with our insider trading policy. The Whittle Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Whittle Plan provides for the potential sale by Mr. Whittle of up to 56,700 shares of our common stock, issued upon the exercise of vested stock options for shares of our common stock, at prices at or above a minimum price specified in the Whittle Plan, all between September 4, 2026 and September 30, 2027.

On June 10, 2026, Christiane Ohlgart, our Chief Financial Officer, entered into a pre-arranged written stock sale plan in accordance with Rule 10b5-1 under the Exchange Act for the sale of shares of our common stock (the “Ohlgart Plan”) during an open trading window in accordance with our insider trading policy. The Ohlgart Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Ohlgart Plan provides for the potential sale by Mrs. Ohlgart of up to 115 shares of our common stock, plus a number of additional net shares (which is not yet determinable) remaining after shares are withheld to satisfy tax obligations upon vesting and settlement of RSUs and PSUs, in each case, at prices determined in accordance with the terms of the Ohlgart Plan, all between September 9, 2026 and September 15, 2027.

Each of the Whittle Plan and the Ohlgart Plan (each, a “10b5-1 Plan,” and together, the “10b5-1 Plans”) includes a representation from each of Mr. Whittle and Mrs. Ohlgart, respectively, to the broker administering the plan that they were not in possession of any material nonpublic information regarding us or the securities subject to their respective 10b5-1 Plan at the time their respective 10b5-1 Plan was entered into. A similar representation was made to us in connection with the adoption of each 10b5-1 Plan under our insider trading policy. Those representations for each 10b5-1 Plan were made as of the respective date of adoption of the applicable 10b5-1 Plan, and speak only as of that date. In making those representations, there is no assurance with respect to any material nonpublic information of which Mr. Whittle and Mrs. Ohlgart, as applicable, were unaware, or with respect to any material nonpublic information acquired by Mr. Whittle and Mrs. Ohlgart or us, as applicable, after the date of each such representation.

Once executed, transactions under the 10b5-1 Plans will be disclosed publicly through Form 4 and/or Form 144 filings with the SEC in accordance with applicable securities laws, rules and regulations. Except as may be required by law, we do not undertake any obligation to update or report any modification, termination, or other activity under current or future Rule 10b5-1 plans that may be adopted by Mr. Whittle and Mrs. Ohlgart or our other officers or directors, or their affiliated entities.

ITEM 6.     Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Incorporated by reference herein
		Form	Date	Exhibit Number

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 is formatted in inline XBRL.

________________________________

* Filed herewith.
# Furnished herewith.
† Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 30, 2026
FORTINET, INC.

	By:	/s/ Ken Xie
Ken Xie, Chief Executive Officer and Chairman
(Duly Authorized Officer and Principal Executive Officer)

Date: July 30, 2026
FORTINET, INC.

	By:	/s/ Christiane Ohlgart
Christiane Ohlgart, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer and Principal Accounting Officer)