Form 10-Q
period 2026-09-30
Fortinet, Inc.
filed 2026-10-30
CIK 1262039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
As of October 27, 2026, there were 734,709,741 shares of the registrant’s common stock outstanding.

FORTINET, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2026

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

•We may not be successful in our artificial intelligence (“AI”) initiatives, and market perceptions regarding AI-related disruption could adversely affect our business, reputation, financial results or stock price.

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

PART I—FINANCIAL INFORMATION

ITEM 1.     Financial Statements
FORTINET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except per share amounts)

	September 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,750.6	$2,495.3
Short-term investments	1,048.4	1,087.2
Accounts receivable—net	1,461.0	1,691.2
Inventory	591.2	399.5
Prepaid expenses and other current assets	256.8	227.0
Total current assets	7,108.0	5,900.2
LONG-TERM INVESTMENTS	519.4	339.7
PROPERTY AND EQUIPMENT—NET	1,729.5	1,619.0
DEFERRED CONTRACT COSTS	815.4	735.5
DEFERRED TAX ASSETS	1,306.9	1,314.9
GOODWILL	273.7	257.4
OTHER INTANGIBLE ASSETS—NET	74.4	97.3
OTHER ASSETS	115.5	125.2
TOTAL ASSETS	$11,942.8	$10,389.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$430.3	$230.8
Accrued liabilities	380.3	354.6
Accrued payroll and compensation	315.9	312.9
Current portion of long-term debt	—	499.7
Deferred revenue	3,961.0	3,636.0
Total current liabilities	5,087.5	5,034.0
DEFERRED REVENUE	3,973.4	3,479.8
LONG-TERM DEBT	497.1	496.6
OTHER LIABILITIES	138.0	141.3
Total liabilities	9,696.0	9,151.7
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value—1,500.0 shares authorized; 734.6 and 743.0 shares issued and outstanding on September 30, 2026 and December 31, 2025, respectively	0.7	0.7
Additional paid-in capital	1,959.7	1,770.1
Accumulated other comprehensive loss	(32.4)	(25.4)
Retained earnings (accumulated deficit)	318.8	(507.9)
Total stockholders’ equity	2,246.8	1,237.5
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,942.8	$10,389.2
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
REVENUE:
Product	$765.0	$559.3	$2,183.1	$1,527.3
Service	1,313.4	1,165.6	3,792.8	3,367.3
Total revenue	2,078.4	1,724.9	5,975.9	4,894.6
COST OF REVENUE:
Product	272.6	180.7	714.7	496.5
Service	164.9	151.0	492.0	443.2
Total cost of revenue	437.5	331.7	1,206.7	939.7
GROSS PROFIT:
Product	492.4	378.6	1,468.4	1,030.8
Service	1,148.5	1,014.6	3,300.8	2,924.1
Total gross profit	1,640.9	1,393.2	4,769.2	3,954.9
OPERATING EXPENSES:
Research and development	213.4	202.4	652.4	610.5
Sales and marketing	665.0	583.5	1,970.4	1,718.2
General and administrative	59.6	61.4	176.9	176.1
Gain on intellectual property matters	(1.4)	(1.4)	(4.1)	(9.0)
Total operating expenses	936.6	845.9	2,795.6	2,495.8
OPERATING INCOME	704.3	547.3	1,973.6	1,459.1
INTEREST INCOME	42.7	40.7	108.8	130.0
INTEREST EXPENSE	(3.0)	(6.2)	(10.4)	(15.7)
OTHER INCOME—NET	11.0	13.0	59.8	58.0
INCOME BEFORE INCOME TAXES AND GAIN (LOSS) FROM EQUITY METHOD INVESTMENTS	755.0	594.8	2,131.8	1,631.4
PROVISION FOR INCOME TAXES	119.5	120.7	356.5	294.3
GAIN (LOSS) FROM EQUITY METHOD INVESTMENTS	—	(0.2)	1.0	10.3
NET INCOME	$635.5	$473.9	$1,776.3	$1,347.4
Net income per share (Note 8):
Basic	$0.87	$0.63	$2.42	$1.77
Diluted	$0.86	$0.62	$2.39	$1.75
Weighted-average shares outstanding:
Basic	734.2	755.5	735.3	763.1
Diluted	742.6	761.2	741.7	770.2
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net income	$635.5	$473.9	$1,776.3	$1,347.4
Other comprehensive income (loss):
Change in foreign currency translation	—	(1.9)	—	4.0
Change in unrealized gains (losses) on investments	(4.6)	1.1	(8.9)	0.5
Less: tax benefit related to items of other comprehensive income (loss)	(1.0)	0.3	(1.9)	0.2
Other comprehensive income (loss)	(3.6)	(1.1)	(7.0)	4.3
Comprehensive income	$631.9	$472.8	$1,769.3	$1,351.7
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited, in millions)

	Three Months Ended September 30, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
BALANCE—June 30, 2026	733.6	$0.7	$1,895.9	$(28.8)	$(316.7)	$1,551.1
Issuance of common stock in connection with equity incentive plans - net of tax withholding	1.0	—	(17.9)	—	—	(17.9)
Reduction in excise tax accrual on net stock repurchases	—	—	1.6	—	—	1.6
Stock-based compensation expense	—	—	80.1	—	—	80.1
Net unrealized loss on investments - net of tax	—	—	—	(3.6)	—	(3.6)
Net income	—	—	—	—	635.5	635.5
BALANCE—September 30, 2026	734.6	$0.7	$1,959.7	$(32.4)	$318.8	$2,246.8

	Three Months Ended September 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
BALANCE—June 30, 2025	765.6	$0.8	$1,715.9	$(20.7)	$364.4	$2,060.4
Issuance of common stock in connection with equity incentive plans - net of tax withholding	0.6	—	(20.7)	—	—	(20.7)
Repurchase and retirement of common stock	(23.3)	(0.1)	(34.6)	—	(1,796.8)	(1,831.5)
Excise tax on net stock repurchases	—	—	(17.7)	—	—	(17.7)
Stock-based compensation expense	—	—	71.8	—	—	71.8
Net unrealized gain on investments - net of tax	—	—	—	0.8	—	0.8
Foreign currency translation adjustment	—	—	—	(1.9)	—	(1.9)
Net income	—	—	—	—	473.9	473.9
BALANCE—September 30, 2025	742.9	$0.7	$1,714.7	$(21.8)	$(958.5)	$735.1
See notes to condensed consolidated financial statements.

	Nine Months Ended September 30, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
BALANCE—December 31, 2025	743.0	$0.7	$1,770.1	$(25.4)	$(507.9)	$1,237.5
Issuance of common stock in connection with equity incentive plans - net of tax withholding	4.1	—	(14.0)	—	—	(14.0)
Repurchase and retirement of common stock	(12.5)	—	(23.2)	—	(949.6)	(972.8)
Excise tax on net stock repurchases	—	—	(5.1)	—	—	(5.1)
Stock-based compensation expense	—	—	231.9	—	—	231.9
Net unrealized loss on investments - net of tax	—	—	—	(7.0)	—	(7.0)
Net income	—	—	—	—	1,776.3	1,776.3
BALANCE—September 30, 2026	734.6	$0.7	$1,959.7	$(32.4)	$318.8	$2,246.8

	Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE—December 31, 2024	767.0	$0.8	$1,636.2	$(26.1)	$(117.1)	$1,493.8
Issuance of common stock in connection with equity incentive plans - net of tax withholding	3.8	—	(66.3)	—	—	(66.3)
Repurchase and retirement of common stock	(27.9)	(0.1)	(43.7)	—	(2,188.8)	(2,232.6)
Excise tax on net stock repurchases	—	—	(18.5)	—	—	(18.5)
Stock-based compensation expense	—	—	207.0	—	—	207.0
Net unrealized gain on investments - net of tax	—	—	—	0.3	—	0.3
Foreign currency translation adjustment	—	—	—	4.0	—	4.0
Net income	—	—	—	—	1,347.4	1,347.4
BALANCE—September 30, 2025	742.9	$0.7	$1,714.7	$(21.8)	$(958.5)	$735.1
See notes to condensed consolidated financial statements.

FORTINET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Nine Months Ended
	September 30, 2026	September 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,776.3	$1,347.4
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	231.9	207.0
Amortization of deferred contract costs	290.2	246.0
Depreciation and amortization	120.6	112.5
Amortization of investment discounts	(13.3)	(27.3)
Other	(41.7)	(53.1)
Changes in operating assets and liabilities, net of impact of business combinations:
Accounts receivable—net	231.1	308.7
Inventory	(208.7)	(109.1)
Prepaid expenses and other current assets	(3.0)	(64.3)
Deferred contract costs	(370.1)	(305.3)
Deferred tax assets	8.9	13.7
Other assets	(10.6)	(13.6)
Accounts payable	202.4	11.5
Accrued liabilities	39.7	(15.5)
Accrued payroll and compensation	3.0	16.3
Deferred revenue	817.8	288.1
Other liabilities	(7.8)	7.4
Net cash provided by operating activities	3,066.7	1,970.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(1,161.4)	(1,512.6)
Sales of investments	118.4	5.7
Maturities of investments	954.8	1,317.6
Purchases of property and equipment	(212.8)	(322.0)
Payments made in connection with business combinations, net of cash acquired	(9.8)	(41.6)
Other	8.4	0.1
Net cash used in investing activities	(302.4)	(552.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase and retirement of common stock	(972.8)	(2,232.6)
Repayment of senior notes	(500.0)	—
Proceeds from issuance of common stock	85.0	37.6
Taxes paid related to net share settlement of equity awards	(99.2)	(103.7)
Other	(22.0)	(0.1)
Net cash used in financing activities	(1,509.0)	(2,298.8)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	1.0
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,255.3	(880.2)
CASH AND CASH EQUIVALENTS—Beginning of period	2,495.3	2,875.9
CASH AND CASH EQUIVALENTS—End of period	$3,750.6	$1,995.7
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes—net	$318.5	$333.9
Operating lease liabilities arising from obtaining right-of-use assets	$28.8	$34.5
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfers of evaluation units and equipment from inventory to property and equipment	$17.2	$22.0
Liability for purchase of property and equipment	$18.2	$27.7
See notes to condensed consolidated financial statements.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Preparation—The unaudited condensed consolidated financial statements of Fortinet, Inc. and its subsidiaries (collectively, “we,” “us” or “our”) have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information, as well as the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2025, contained in our Annual Report on Form 10-K filed with the SEC on February 25, 2026. In the opinion of management, all adjustments, which include normal recurring adjustments, considered necessary for a fair presentation, have been included. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full year or for any future periods. The condensed consolidated balance sheet as of December 31, 2025 is derived from the audited consolidated financial statements for the year ended December 31, 2025.

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

There have been no material changes to our significant accounting policies as of and for the nine months ended September 30, 2026, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC.

Recent Adopted Accounting Standards

Credit Losses

In July 2025, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which provides a practical expedient for estimating expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under Revenue from Contracts with Customers (Topic 606). The amendments are effective for our annual reporting periods beginning with fiscal year 2026 and interim reporting periods within those annual reporting periods on a prospective basis, with early adoption permitted. We adopted ASU 2025-05 on January 1, 2026 and the adoption of this standard did not have a material impact on our condensed consolidated financial statements.

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

2.     REVENUE RECOGNITION

Disaggregation of Revenue

The following table presents our revenue disaggregated by major product and service lines (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Product	$765.0	$559.3	$2,183.1	$1,527.3
Service:
Security subscription	753.6	672.0	2,177.3	1,939.5
Technical support and other	559.8	493.6	1,615.5	1,427.8
Total service revenue	1,313.4	1,165.6	3,792.8	3,367.3
Total revenue	$2,078.4	$1,724.9	$5,975.9	$4,894.6

Deferred Revenue

During the three and nine months ended September 30, 2026, we recognized $835.3 million and $2.93 billion in revenue that was included in the deferred revenue balance as of December 31, 2025, respectively. During the three and nine months ended September 30, 2025, we recognized $759.2 million and $2.61 billion in revenue that was included in the deferred revenue balance as of December 31, 2024, respectively.

Remaining Performance Obligations

Remaining performance obligations substantially represent deferred revenue from security subscriptions and technical support services and non-cancelable customer contracts that will be invoiced and recognized as revenue in future periods. As of September 30, 2026, the aggregate amount of the transaction price allocated to the remaining performance obligations was $7.98 billion. We expect to recognize approximately $3.98 billion in revenue over the next 12 months and $3.18 billion in years two and three, with the remainder thereafter.

Deferred Contract Costs

Amortization of deferred contract costs, primarily consisting of sales commissions earned by our sales force, was $99.3 million and $86.0 million during the three months ended September 30, 2026 and 2025, respectively, and $290.2 million and $246.0 million during the nine months ended September 30, 2026 and 2025, respectively.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.     FINANCIAL INSTRUMENTS AND FAIR VALUE

Short-Term and Long-Term Investments

Our short-term and long-term investments consisted of available-for-sale investments and marketable equity securities. The following tables summarize our short-term and long-term investments (in millions):

	September 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government, agency and municipal securities	$586.4	$—	$(3.3)	$583.1
Corporate debt securities	568.5	—	(3.7)	564.8
Commercial paper	294.6	—	(0.4)	294.2
Certificates of deposit and term deposits	94.7	—	(0.1)	94.6
Total available-for-sale investments	1,544.2	—	(7.5)	1,536.7
Marketable equity securities				31.1
Total short-term and long-term investments	$1,544.2	$—	$(7.5)	$1,567.8

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government, agency and municipal securities	$513.7	$0.9	$—	$514.6
Corporate debt securities	368.5	0.4	(0.1)	368.8
Commercial paper	354.8	0.1	—	354.9
Certificates of deposit and term deposits	90.3	0.1	—	90.4
Total available-for-sale investments	1,327.3	1.5	(0.1)	1,328.7
Marketable equity securities				98.2
Total short-term and long-term investments	$1,327.3	$1.5	$(0.1)	$1,426.9

The following tables show the gross unrealized losses and the related fair values of our available-for-sale investments that have been in a continuous unrealized loss position (in millions):

	September 30, 2026
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government, agency and municipal securities	$583.1	$(3.3)	$—	$—	$583.1	$(3.3)
Corporate debt securities	563.4	(3.7)	1.4	—	564.8	(3.7)
Commercial paper	294.2	(0.4)	—	—	294.2	(0.4)
Certificates of deposit and term deposits	94.6	(0.1)	—	—	94.6	(0.1)
Total	$1,535.3	$(7.5)	$1.4	$—	$1,536.7	$(7.5)

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2025
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government, agency and municipal securities	$514.5	$—	$—	$—	$514.5	$—
Corporate debt securities	368.9	(0.1)	—	—	368.9	(0.1)
Commercial paper	354.9	—	—	—	354.9	—
Certificates of deposit and term deposits	90.4	—	—	—	90.4	—
Total	$1,328.7	$(0.1)	$—	$—	$1,328.7	$(0.1)

The contractual maturities of our available-for-sale investments were (in millions):

	September 30, 2026	December 31, 2025
Due within one year	$1,017.3	$989.0
Due within one to three years	519.4	339.7
Total	$1,536.7	$1,328.7

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

Gains and losses on our marketable equity securities are recorded in other income—net on the condensed consolidated statements of income. During the first quarter of 2026, we sold certain marketable equity securities for net proceeds of $115.9 million, for which we recognized net gains of $50.7 million during the period. We had no sales of marketable equity securities during the second and third quarter of 2026 and the nine months ended September 30, 2025. During the three and nine months ended September 30, 2026, we recognized a $3.5 million and $2.0 million unrealized loss, respectively, related to the changes in the fair value of our marketable equity securities still held at the reporting date. During the three and nine months ended September 30, 2025, we recognized a $14.1 million and $10.7 million unrealized gain, respectively.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets Measured at Fair Value on a Recurring Basis

The following table presents the fair value of our financial assets measured at fair value on a recurring basis (in millions):

	September 30, 2026				December 31, 2025
	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs	Aggregate Fair Value	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Remaining Inputs	Significant Other Unobservable Remaining Inputs
		(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$119.7	$119.7	$—	$—	$174.4	$174.4	$—	$—
U.S. government, agency and municipal securities	3.5	3.5	—	—	—	—	—	—
Corporate debt securities	—	—	—	—	1.1	—	1.1	—
Commercial paper	31.8	—	31.8	—	38.1	—	38.1	—
Certificates of deposit and term deposits	31.2	—	31.2	—	—	—	—	—
Total cash equivalents	186.2	123.2	63.0	—	213.6	174.4	39.2	—
Short-term investments:
U.S. government, agency and municipal securities	340.9	338.9	2.0	—	383.5	381.5	2.0	—
Corporate debt securities	287.6	—	287.6	—	160.2	—	160.2	—
Commercial paper	294.2	—	294.2	—	354.9	—	354.9	—
Certificates of deposit and term deposits	94.6	—	94.6	—	90.4	—	90.4	—
Marketable equity securities	31.1	31.1	—	—	98.2	98.2	—	—
Total short-term investments	1,048.4	370.0	678.4	—	1,087.2	479.7	607.5	—
Long-term investments:
U.S. government, agency and municipal securities	242.2	189.2	53.0	—	131.1	121.8	9.3	—
Corporate debt securities	277.2	—	277.2	—	208.6	—	208.6	—
Total long-term investments	519.4	189.2	330.2	—	339.7	121.8	217.9	—
Total	$1,754.0	$682.4	$1,071.6	$—	$1,640.5	$775.9	$864.6	$—

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2026 and year ended December 31, 2025.

4.     INVENTORY

Inventory, net of reserves, consisted of (in millions):

	September 30, 2026	December 31, 2025
Raw materials	$123.6	$61.9
Work in process	3.3	3.0
Finished goods	464.3	334.6
Inventory	$591.2	$399.5

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The excess and obsolete inventory reserve was $123.3 million and $137.5 million as of September 30, 2026 and December 31, 2025, respectively. Inventory write-downs related to excess and obsolete inventory were not material during the three and nine months ended September 30, 2026 and 2025. These were recorded in cost of product revenue on the condensed consolidated statements of income.

5.     PROPERTY AND EQUIPMENT—Net

Property and equipment—net consisted of (in millions):

	September 30, 2026	December 31, 2025
Land	$653.7	$592.4
Buildings and improvements	1,009.1	974.0
Computer equipment and software	425.9	341.0
Leasehold improvements	58.4	58.5
Evaluation units	17.7	24.1
Furniture and fixtures	40.6	36.3
Construction-in-progress	77.6	74.6
Total property and equipment	2,283.0	2,100.9
Less: accumulated depreciation	(553.5)	(481.9)
Property and equipment—net	$1,729.5	$1,619.0

During the nine months ended September 30, 2026, we purchased certain real estate property in the United States and Brazil totaling $95.8 million, to be used for future development to expand our data center and office space. The purchase was accounted for under the asset acquisition method, with $64.2 million allocated to land and $31.6 million allocated to buildings and improvements, based on their relative fair values.

Depreciation expense was $30.5 million and $25.3 million during the three months ended September 30, 2026 and 2025, respectively. Depreciation expense was $91.5 million and $74.4 million during the nine months ended September 30, 2026 and 2025, respectively.

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

Other Acquisitions

In the third quarter of 2026, we completed the acquisition of an AI security business for $13.4 million in cash. We have accounted for the transaction as a business combination. Acquisition-related costs were not material and were recorded as general and administrative expenses.

In 2025, we completed acquisitions for total purchase consideration of $38.3 million in cash. We have accounted for the transactions as business combinations and recorded goodwill of $21.9 million, among which $8.6 million of goodwill is expected to be deductible and $13.3 million of goodwill is not deductible for income tax purposes. Acquisition-related costs were not material and were recorded as general and administrative expenses.

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

7.     GOODWILL AND OTHER INTANGIBLE ASSETS—Net

Goodwill

The following table presents the changes in the carrying amount of goodwill (in millions):

Amount
Balance—December 31, 2025	$257.4
Additions due to a business combination	16.3
Balance—September 30, 2026	$273.7

There were no impairments to goodwill during the nine months ended September 30, 2026 or during prior periods.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Intangible Assets—Net

The following tables present other intangible assets—net (in millions, except years):

	September 30, 2026
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Finite-lived intangible assets:
Developed technologies	4.3	$162.8	$111.1	$51.7
Customer relationships	5.2	69.3	50.8	18.5
Trade names	4.2	11.3	8.6	2.7
Backlog	2.5	13.5	12.0	1.5
Total other intangible assets—net		$256.9	$182.5	$74.4

	December 31, 2025
	Weighted-Average Useful Life (in Years)	Gross	Accumulated Amortization	Net
Other intangible assets—net:
Finite-lived intangible assets:
Developed technologies	4.3	$159.1	$96.0	$63.1
Customer relationships	5.3	66.9	42.4	24.5
Trade names	4.2	11.3	5.4	5.9
Backlog	2.5	13.5	9.7	3.8
Total other intangible assets—net		$250.8	$153.5	$97.3

Amortization expense was $8.9 million and $13.1 million during the three months ended September 30, 2026 and 2025, respectively. Amortization expense was $29.1 million and $38.1 million during the nine months ended September 30, 2026 and 2025, respectively.

The following table summarizes estimated future amortization expense of finite-lived intangible assets—net (in millions):

Amount
Years:
2026 (the remainder of 2026)	$9.0
2027	29.7
2028	21.4
2029	10.4
2030	1.6
Thereafter	2.3
Total	$74.4

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Numerator:
Net income	$635.5	$473.9	$1,776.3	$1,347.4

Denominator:
Basic shares:
Weighted-average common stock outstanding-basic	734.2	755.5	735.3	763.1
Diluted shares:
Weighted-average common stock outstanding-basic	734.2	755.5	735.3	763.1
Effect of potentially dilutive securities:
RSUs	4.3	1.9	2.9	2.6
Stock options	3.4	3.4	3.0	4.0
PSUs	0.7	0.4	0.5	0.5
Weighted-average shares used to compute diluted net income per share	742.6	761.2	741.7	770.2
Net income per share
Basic	$0.87	$0.63	$2.42	$1.77
Diluted	$0.86	$0.62	$2.39	$1.75

The following weighted-average shares of common stock were excluded from the computation of diluted net income per share for the periods presented, as their effect would have been antidilutive (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
RSUs	—	2.3	0.8	1.8
Stock options	0.1	0.8	0.7	0.6
Total	0.1	3.1	1.5	2.4

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

costs, which are amortized to interest expense over the respective contractual terms of these notes using the effective interest method.

The total outstanding debt is summarized below (in millions, except percentages):

	Maturity	Coupon Rate	Effective Interest Rate	September 30, 2026	December 31, 2025
Debt
2026 Senior Notes	March 2026	1.0%	1.3%	$—	$500.0
2031 Senior Notes	March 2031	2.2%	2.3%	500.0	500.0
Total debt				500.0	1,000.0
Less: Unamortized discount and debt issuance costs				2.9	3.7
Less: Current portion of long-term debt				—	499.7
Total long-term debt				$497.1	$496.6

As of September 30, 2026 and December 31, 2025, we accrued interest payable of $0.5 million and $4.7 million, respectively, and there are no financial covenants with which we must comply. During the three months ended September 30, 2026 and 2025, we recorded $2.9 million and $4.5 million of total interest expense in relation to these Senior Notes, respectively. During the nine months ended September 30, 2026 and 2025, we recorded $10.0 million and $13.5 million of total interest expense in relation to these Senior Notes, respectively. No interest costs were capitalized for the nine months ended September 30, 2026 and 2025, as the costs that qualified for capitalization were not material.

The total estimated fair value of the outstanding 2031 Senior Notes was approximately $432.0 million, including accrued and unpaid interest, as of September 30, 2026. The fair value was determined based on observable market prices of identical instruments in less active markets. The estimated fair values are based on Level 2 inputs.

10.     COMMITMENTS AND CONTINGENCIES

The following table summarizes our inventory purchase commitments as of September 30, 2026 (in millions):

	Total	2026	Thereafter
Inventory purchase commitments	$1,929.5	$1,144.5	$785.0

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

As of September 30, 2026, we had $1.93 billion of non-cancelable inventory purchase commitments with our independent contract manufacturers. Amounts allocated by year in the table above are subject to change based on actual delivery timing. We recorded a liability for these purchase commitments for quantities in excess of our future estimated demand forecasts, consistent with the valuation of our excess and obsolete inventory. As of September 30, 2026 and December 31, 2025, the liability for these inventory purchase commitments was $30.3 million and $26.7 million, respectively, and was recorded in accrued liabilities on our condensed consolidated balance sheets. The expense related to such accrued liability for inventory purchase commitments is recorded in cost of product revenue on the condensed consolidated statements of income. The expense related to such accrued liability for inventory purchase commitments was not material during the three and nine months ended September 30, 2026 and 2025.

Other Contractual Commitments and Open Purchase Orders—In addition to commitments with contract manufacturers, we have open purchase orders and contractual obligations in the ordinary course of business for which we have not received goods or services. A significant portion of our reported purchase commitments consists of non-cancelable

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

commitments. In certain instances, contractual commitments allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to firm orders being placed. As of September 30, 2026, we had $134.1 million in other contractual commitments having a remaining term in excess of one year that are non-cancelable.

As of September 30, 2026, we had $63.4 million in contractual commitments related to payments for operating leases.

Litigation—We are subject to legal proceedings arising in the ordinary course of business. We record accruals for litigation contingencies when a loss is probable and reasonably estimable, based on management’s assessment of the expected outcome and currently available information. As of September 30, 2026 and December 31, 2025, litigation loss contingency accruals associated with outstanding matters were not material.

On September 22, 2025, a securities class action was filed against us, our chief executive officer, our chief technology officer, our current chief financial officer and our former chief financial officer in the United States District Court, Northern District of California, captioned Oklahoma Firefighters Pension and Retirement System v. Fortinet, Inc., et al., Case No. 3:25-cv-08037. On October 16, 2025, a securities class action was filed against us, our chief executive officer, our current chief financial officer and our former chief financial officer in the same court, captioned State of Rhode Island Office of the General Treasurer v. Fortinet, Inc., et al., Case No. 3:25-cv-08888. These suits are brought on behalf of an alleged class of stockholders who purchased or acquired shares of our common stock from November 8, 2024 through August 6, 2025. The complaints allege that defendants made false or misleading statements about our business, operations and prospects, including regarding the 2026 firewall refresh cycle, and purport to assert claims under Sections 10(b) and 20(a) of the Exchange Act. The court subsequently consolidated these actions under a new caption, In re Fortinet, Inc. Securities Litigation, Lead Case No. 3:25-cv-08037 (the “Consolidated Securities Class Action”), and appointed a lead plaintiff and lead counsel. A consolidated amended complaint was filed on April 24, 2026, which asserts claims under Sections 10(b), 20(a) and 20A of the Exchange Act against our chief executive officer, our chief technology officer, our current chief financial officer, and our former chief financial officer relating to the same events and circumstances alleged in the initial complaints, and adds a Section 10(b) claim against our head of investor relations. The Consolidated Securities Class Action seeks damages, attorneys’ fees and costs, and other relief that the court may deem appropriate. Defendants filed a motion to dismiss the consolidated amended complaint on June 15, 2026, and briefing on that motion is complete. We believe the Consolidated Securities Class Action is without merit and intend to defend the suit vigorously. Based on the preliminary nature of the proceedings in the Consolidated Securities Class Action, the outcome of that matter remains uncertain and we cannot estimate the potential impact, if any, on our business or financial statements at this time. Accordingly, no loss accrual was recorded as of September 30, 2026 related to this litigation.

On October 8, 2025, Plaintiff Jack Pittrof filed a stockholder derivative complaint against us as a nominal defendant and certain of our current and former directors and officers in the United States District Court for the Northern District of California, captioned Pittrof v. Xie, et al., Case No. 3:2025-cv-08592 (“Pittrof”). The complaint alleges claims based on events similar to those in the securities class action and asserts causes of action against the individual defendants for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, waste of corporate assets, and for violations of Section 10(b) of the Exchange Act. On November 5, 2025, Plaintiff Michael J. Marrinan filed a stockholder derivative complaint against us as a nominal defendant and certain of our current and former directors and officers in the United States District Court for the Northern District of California, captioned Marrinan v. Xie, et al., Case No. 3:25-cv-09546 (“Marrinan”). The complaint alleges claims based on events similar to those in the securities class action and asserts causes of action against the individual defendants for breach of fiduciary duty, unjust enrichment, insider trading, gross mismanagement, waste of corporate assets, violations of California Corporations Code §§ 24400, 25500, et seq., and violations of Section 10(b) of the Exchange Act. On November 6, 2025, Plaintiff Bryan Foster filed a stockholder derivative complaint against us as a nominal defendant and certain of our current and former directors and officers in the United States District Court for the Northern District of California, captioned Foster v. Xie, et al., Case No. 3:25-cv-09611 (“Foster”). The complaint alleges claims based on events similar to those in the securities class action and asserts causes of action against the individual defendants for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, for violations of Sections 10(b), 14(a), and 20(a) of the Exchange Act, and for contribution under Section 21D of the Exchange Act. On December 2, 2025, Plaintiff LR Trust filed a stockholder derivative complaint against us as a nominal defendant and certain of our current and former directors and officers in the United States District Court for the Northern District of California, captioned LR Trust v. Xie, et al., Case No. 3:25-cv-10350 (“LR Trust,” together with Pittrof, Marrinan, and Foster, the “Derivative Actions”). The complaint alleges claims based on events similar to those in the securities class action and asserts causes of action against the individual defendants for breach of fiduciary duty, unjust enrichment, insider trading, aiding and abetting, violations of Sections 10(b) and 14(a) of the Exchange Act, and for contribution under Section 21D of the Exchange Act. On behalf of the Company, the Derivative Actions seek damages, disgorgement, remedial actions, restitution, and attorneys’ fees and costs. The Derivative Actions have been consolidated under a new caption, In re Fortinet, Inc. Stockholder Derivative Litigation, Lead Case No. 3:2025-cv-08592 (the “Consolidated Derivative Action”). On April 2, 2026, the Court stayed all proceedings in the Consolidated Derivative Action pending the final resolution of the Consolidated Securities Class Action.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On March 21, 2019, we were sued by Alorica Inc. (“Alorica”) in Santa Clara County Superior Court in California. Alorica alleged breach of warranty and misrepresentation claims, which we denied. After trial, a jury returned a verdict fully in favor of us and against Alorica on October 4, 2024. Alorica has filed a notice of appeal. We believe that the ultimate outcome of this matter will not materially impact our financial position, results of operations or cash flows. However, any further legal proceedings, including Alorica’s appeal, would be subject to inherent uncertainties, and a future unfavorable ruling could occur. No loss accrual had been recorded as of September 30, 2026 or December 31, 2025 related to this litigation.

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

Similar to other security companies and companies in other industries, we have experienced, and may experience in the future, cybersecurity threats, malicious activity directed against our information technology infrastructure or unauthorized attempts to gain access to our and our customers’ sensitive information and systems. We currently are unaware of any claims or proceedings related to these types of matters that we believe are likely to have a material adverse effect on our financial position, results of operations or cash flows.

11.     EQUITY PLANS AND SHARE REPURCHASE PROGRAM

Stock-Based Compensation Plans

We maintain the Amended and Restated Fortinet, Inc. 2009 Equity Incentive Plan (the “Amended Plan”) pursuant to which we have granted RSUs, stock options and PSUs. As of September 30, 2026, there were a total of 45.8 million shares of common stock available for grant under the Amended Plan.

Restricted Stock Units and Market/Performance-Based PSUs

The following table summarizes the activity and related information for RSUs for the periods presented below (in millions, except per share amounts):

	RSUs Outstanding
	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance—December 31, 2025	7.6	$81.51
Granted	3.5	94.02
Forfeited	(0.8)	84.02
Vested	(2.6)	78.50
Balance—September 30, 2026	7.7	$87.88

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ranking of our total stockholder return over one-, two-, three- and four-year periods among companies included in the S&P 500 Index. 20%, 20%, 20% and 40% of the PSUs vest over one-, two-, three- and four-year service periods, respectively.

During the nine months ended September 30, 2026, we granted approximately 0.1 million shares of PSU awards to certain of our executives, with a weighted-average grant date fair value of $105.73. The grant date fair value of these awards was determined using a Monte Carlo simulation pricing model. The following table summarizes the weighted-average assumptions relating to our PSUs:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Expected term in years	2.7	2.7	2.8	2.7
Volatility	41.5%	45.5%	42.3%	41.6%
Risk-free interest rate	4.2%	3.7%	3.5%	4.2%
Dividend rate	—%	—%	—%	—%

Approximately 0.1 million shares of PSUs were vested and less than 0.1 million shares of PSUs were forfeited during the nine months ended September 30, 2026.

Stock compensation expense is recognized on a straight-line basis over the vesting period of each RSU while compensation expense for PSUs is recognized on a graded vesting method. As of September 30, 2026, total compensation expense related to unvested RSUs and PSUs that were granted to employees, non-employees and certain executives, but not yet recognized, was $592.2 million, with a weighted-average vesting period of 2.8 years, and $21.5 million, with a weighted-average vesting period of 2.0 years, respectively.

RSUs and PSUs settle into shares of common stock upon vesting. Upon the vesting of the RSUs and PSUs, we net-settle the RSUs and PSUs and withhold a portion of the shares to satisfy employee withholding tax requirements. The payment of the withheld taxes to the tax authorities is reflected as a financing activity within the condensed consolidated statements of cash flows.

The following summarizes the number and value of the shares withheld for employee taxes (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Shares withheld for taxes	0.3	0.3	1.0	1.0
Amount withheld for taxes	$40.2	$26.6	$99.2	$103.8

Employee Stock Options

The following table summarizes the weighted-average assumptions relating to our employee stock options:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Expected term in years	4.6	4.5	4.6	4.5
Volatility	49.3%	42.2%	44.1%	41.7%
Risk-free interest rate	4.4%	3.8%	3.7%	4.2%
Dividend rate	—%	—%	—%	—%

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the stock option activity and related information for the periods presented below (in millions, except exercise prices and contractual life):

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance—December 31, 2025	7.4	$49.39	3.0	$241.7
Granted	0.6	88.39
Forfeited	(0.1)	85.22
Exercised	(2.4)	35.50
Balance—September 30, 2026	5.5	$59.15
Options vested and expected to vest—September 30, 2026	5.5	$59.15	3.2	$662.2
Options exercisable—September 30, 2026	4.0	$48.60	2.2	$519.4

The aggregate intrinsic value represents the difference between the exercise price of stock options and the quoted market price of our common stock at the date of the balance sheet for all in-the-money stock options. Stock compensation expense is recognized on a straight-line basis over the vesting period of each stock option. As of September 30, 2026, total compensation expense related to unvested stock options granted to employees but not yet recognized was $50.1 million, with a weighted-average remaining vesting period of 2.6 years.

Additional information related to our stock options is summarized below (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Weighted-average fair value per share granted	$74.08	$31.84	$37.09	$42.39
Intrinsic value of options exercised	$62.3	$17.5	$201.9	$148.7
Fair value of options vested	$5.7	$5.7	$22.4	$20.7

Stock-Based Compensation Expense

Stock-based compensation expense, including stock-based compensation expense related to awards classified as liabilities, is included in costs and expenses (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Cost of product revenue	$0.6	$0.6	$1.8	$1.6
Cost of service revenue	8.0	6.9	23.2	20.4
Research and development	25.1	25.4	77.1	73.5
Sales and marketing	39.5	30.0	108.1	86.2
General and administrative	8.8	9.3	25.8	27.3
Total stock-based compensation expense	$82.0	$72.2	$236.0	$209.0

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock-based compensation expense, including stock-based compensation expense related to awards classified as liabilities, by award type (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
RSUs	$71.2	$60.8	$204.5	$177.9
Stock options	6.5	6.7	19.6	20.1
PSUs	4.3	4.7	11.9	11.0
Total stock-based compensation expense	$82.0	$72.2	$236.0	$209.0

Total income tax benefit associated with stock-based compensation that is recognized in the condensed consolidated statements of income is (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Income tax benefit associated with stock-based compensation	$17.9	$15.9	$51.6	$45.9

Share Repurchase Program

In January 2026, our board of directors approved a $1.0 billion increase in the authorized stock repurchase amount under the Repurchase Program, bringing the aggregate amount authorized for repurchases to $10.25 billion of our outstanding common stock through February 28, 2027. Share repurchases may be made by us from time to time in privately negotiated transactions or in open-market transactions. The Repurchase Program does not require us to purchase a minimum number of shares, and may be suspended, modified or discontinued at any time without prior notice. Refer to Note 14, Subsequent Events, for information regarding the October 2026 approval of a $1.23 billion increase in the authorized stock repurchase amount under the Repurchase Program and the extension of the Repurchase Program to February 28, 2028.

During the nine months ended September 30, 2026, we repurchased 12.5 million shares of our common stock under the Repurchase Program in open-market transactions, at a weighted-average price of $77.73 per share, for an aggregate purchase price of $972.8 million, which excludes a $5.1 million accrual related to the 1% excise tax imposed by the Inflation Reduction Act of 2022. As of September 30, 2026, approximately $765.8 million remained available for future share repurchases under the Repurchase Program.

12.    INCOME TAXES

Our effective tax rate was 16% for the three months ended September 30, 2026, compared to an effective tax rate of 20% for the same period last year. The decrease in our effective tax rate compared to the same period in 2025 was primarily due to an increase in the Foreign-Derived Deduction Eligible Income (“FDDEI”) deduction and an increase in excess tax benefits from stock-based compensation. The tax rates for the three months ended September 30, 2026 and 2025 were comprised of U.S. federal and state taxes, withholding taxes and foreign taxes that amounted to $181.2 million and $141.0 million, respectively. The tax rate for the three months ended September 30, 2026 included a tax benefit of $36.2 million from the FDDEI deduction and excess tax benefits from stock-based compensation expense of $25.5 million. The tax rate for the three months ended September 30, 2025 included a tax benefit of $11.1 million from the FDDEI deduction and excess tax benefits from stock-based compensation expense of $9.2 million.

Our effective tax rate was 17% for the nine months ended September 30, 2026, compared to an effective tax rate of 18% for the same period last year. The tax rates for the nine months ended September 30, 2026 and 2025 were comprised of U.S. federal and state taxes, withholding taxes and foreign taxes that amounted to $513.1 million and $384.2 million, respectively. The tax rate for the nine months ended September 30, 2026 included a tax benefit of $104.1 million from the FDDEI deduction and excess tax benefits from stock-based compensation expense of $52.5 million. The tax rate for the nine months ended September 30, 2025 included a tax provision of $30.6 million related to the derecognition of deferred tax assets from the business combination with Linksys, a tax benefit of $62.0 million from the FDDEI deduction, and excess tax benefits from stock-based compensation expense of $58.5 million.

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On July 4, 2025, H.R. 1, an Act to Provide for Reconciliation Pursuant to Title II of House Concurrent Resolution 14 (the “Act”) commonly referred to as the One Big Beautiful Bill Act, was enacted. The Act makes permanent certain elements of the Tax Cuts and Jobs Act, including immediate expensing of U.S. research and development expenditures, immediate expensing of certain eligible assets, and various modifications to the international tax framework. The income tax effects of the Act have been recognized in our provision for income taxes as of September 30, 2026.

As of September 30, 2026 and December 31, 2025, unrecognized tax benefits were $96.2 million and $90.4 million, respectively. If recognized, $78.5 million of the unrecognized tax benefits as of September 30, 2026 would favorably affect our effective tax rate. It is our policy to include accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2026 and December 31, 2025, accrued interest and penalties were $13.5 million and $12.5 million, respectively.

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

In December 2021, the Organisation for Economic Co-operation and Development (the “OECD”) enacted model rules for a new global minimum tax framework (“BEPS Pillar Two”), and various governments around the world have enacted, or are in the process of enacting, legislation on this. In January 2026, the OECD released additional guidance related to the global minimum tax framework, including new safe harbors and potential exemptions for certain U.S.-based multinational companies, and continues to release additional guidance on these rules. Based on the enacted laws, BEPS Pillar Two has no impact to our effective tax rate or cash flows for the nine months ended September 30, 2026. We will continue to evaluate the impact of these tax law changes on future reporting periods.

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

FORTINET, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reflects certain financial data for our reportable segment (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Total revenue	$2,078.4	$1,724.9	$5,975.9	$4,894.6
Less:
Cost of product revenue	272.6	180.7	714.7	496.5
Cost of service revenue	164.9	151.0	492.0	443.2
Research and development expenses	213.4	202.4	652.4	610.5
Adjusted sales and marketing expenses (1)	527.7	469.2	1,580.3	1,392.6
Commission expense	137.3	114.3	390.1	325.6
General and administrative expenses	59.6	61.4	176.9	176.1
Provision for income taxes	119.5	120.7	356.5	294.3
Add: Other segment items (2)	52.1	48.7	163.3	191.6
Net income	$635.5	$473.9	$1,776.3	$1,347.4
(1) Excludes commission expense.
(2) Includes gain on intellectual property matters, interest income, interest expense, other income—net and gain (loss) from equity method investments.

Revenue by geographic region is based on the billing address of our customers. The following tables set forth revenue and property and equipment—net by geographic region (in millions):

	Three Months Ended		Nine Months Ended
Revenue	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Americas:
United States	$577.0	$486.6	$1,683.2	$1,415.0
Other Americas	243.3	193.9	685.1	554.1
Total Americas	820.3	680.5	2,368.3	1,969.1
Europe, Middle East and Africa (“EMEA”)	880.7	713.7	2,537.2	2,009.2
Asia Pacific (“APAC”)	377.4	330.7	1,070.4	916.3
Total revenue	$2,078.4	$1,724.9	$5,975.9	$4,894.6

Property and Equipment—net	September 30, 2026	December 31, 2025
Americas:
United States	$1,080.8	$1,000.8
Canada	321.7	329.2
Latin America	37.6	4.9
Total Americas	1,440.1	1,334.9
EMEA	218.8	211.3
APAC	70.6	72.8
Total property and equipment—net	$1,729.5	$1,619.0

The following distributor customers accounted for 10% or more of our revenue:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Distributor A	27%	27%	27%	27%
Distributor B	14%	14%	15%	14%
Distributor C	12%	12%	12%	12%

The following distributor customers accounted for 10% or more of net accounts receivable:

	September 30, 2026	December 31, 2025
Distributor A	26%	32%
Distributor B	12%	12%
Distributor C	12%	*
* Represents less than 10%

14.     SUBSEQUENT EVENTS

Real Property Purchase

In October 2026, we signed a definitive agreement to purchase real property in Tokyo, Japan, totaling approximately 204,000 square feet for $136.8 million in cash, excluding acquisition costs.

Share repurchase program

In October 2026, our board of directors approved a $1.23 billion increase in the authorized stock repurchase amount under the Repurchase Program and extended the term of the Repurchase Program to February 28, 2028, bringing the aggregate amount authorized to be repurchased to $11.48 billion of our outstanding common stock through February 28, 2028. As of October 29, 2026, approximately $2.0 billion remained available for future share repurchases through February 28, 2028 under the Repurchase Program.

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

•our ability to successfully anticipate market changes, including those related to cloud-based and Artificial Intelligence solutions and to sell, support and meet service level agreements related to cloud-based solutions;

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

•spending related to real estate assets, acquisitions and development, including data centers and points of presence, office building and warehouse investments, as well as other capital expenditures and the impact on free cash flow and expenses;

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

Business Overview

Fortinet is a leader in cybersecurity, driving the convergence of networking and security. Our mission is to secure people, devices and data everywhere. Our integrated platform, the Fortinet Security Fabric, spans secure networking, unified Secure Access Service Edge (“SASE”) and AI-driven security operations (“SecOps”). As of September 30, 2026, our end-customers were located in over 100 countries and included enterprises across a wide variety of market verticals, including financial services, retail, healthcare and operational technology (“OT”) market verticals, communication and security service providers, and government organizations. As a global company headquartered in Sunnyvale, California, our research and development is centered in the United States and Canada with a global footprint of support and centers of excellence around the world. As of September 30, 2026, we held 1,159 U.S. patents and a total of 1,474 global patents.

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

Financial Summary

•Total revenue was $2.08 billion and $5.98 billion during the three and nine months ended September 30, 2026, an increase of 20% and 22%, respectively, compared to $1.72 billion and $4.89 billion in the same periods last year. Product revenue was $765.0 million and $2.18 billion during the three and nine months ended September 30, 2026, an increase of 37% and 43%, respectively, compared to $559.3 million and $1.53 billion in the same periods last year. Service revenue was $1.31 billion and $3.79 billion during the three and nine months ended September 30, 2026, an increase of 13% in each period, compared to $1.17 billion and $3.37 billion in the same periods last year.

•Total gross profit was $1.64 billion and $4.77 billion during the three and nine months ended September 30, 2026, an increase of 18% and 21%, respectively, compared to $1.39 billion and $3.95 billion in the same periods last year.

•Total gross margin was 79.0% and 79.8% during the three and nine months ended September 30, 2026, a decrease of 1.8 and 1.0 percentage points, respectively, compared to 80.8% in the same periods last year.

•Operating income was $704.3 million and $1.97 billion during the three and nine months ended September 30, 2026, an increase of 29% and 35%, respectively, compared to $547.3 million and $1.46 billion in the same periods last year.

•Operating margin was 33.9% and 33.0% during the three and nine months ended September 30, 2026, an increase of 2.2 and 3.2 percentage points, respectively, compared to 31.7% and 29.8% in the same periods last year.

•Cash, cash equivalents, short-term and long-term investments were $5.32 billion as of September 30, 2026.

•Deferred revenue was $7.93 billion, including short-term deferred revenue of $3.96 billion, as of September 30, 2026.

•Cash flows from operating activities were $3.07 billion during the nine months ended September 30, 2026, an increase of $1.10 billion, or 56%, compared to the same period last year.

Revenue continues to be diversified globally, which remains a key strength of our business. During the three months ended September 30, 2026, the EMEA region, the Americas region and the APAC region contributed 42%, 40% and 18% of our total revenue, respectively, and revenue grew 23%, 21% and 14% in these regions compared to the same period last year, respectively. During the nine months ended September 30, 2026, EMEA, the Americas and APAC regions contributed 42%, 40% and 18% of our total revenue, respectively, and revenue grew by 26%, 20% and 17% in these regions compared to the same period last year, respectively.

Product revenue increased 37% and 43% during the three and nine months ended September 30, 2026, respectively, compared to the same periods last year, primarily driven by hardware revenue growth resulting from higher average selling prices resulting from customer demand for higher performance products and recent pricing actions, as well as higher unit shipments year over year. We experienced product revenue growth across our hardware products and software licensing, which mainly benefited from growth in secure networking hardware products and term licenses, including increased demand for higher performance products, deployments related to AI infrastructure, technology upgrades, upsell activity, and expansion into new use cases. We expect our product revenue to continue to grow year over year for the remainder of 2026 compared to the same periods of 2025.

Service revenue increased $147.8 million, or 13%, and $425.5 million, or 13%, during the three and nine months ended September 30, 2026, respectively, as compared to the same periods last year, primarily driven by growth in security subscription revenue of $81.6 million, or 12%, and $237.8 million, or 12%, respectively, and our technical support and other services revenue, which increased $66.2 million, or 13%, and $187.7 million, or 13%, respectively. The increase was primarily due to the recognition of revenue from our growing deferred revenue balance related to FortiGuard and other security subscriptions delivered to on-premise and cloud-based environments and strength in unified SASE and SecOps, as well as FortiCare technical support service. We expect our service revenue to continue to grow year over year for the remainder of 2026.

Our billings were diversified on a geographic basis. During the three months ended September 30, 2026, five countries represented approximately 50% of our billings and the remaining approximately 50% in the aggregate were from over 100 countries that each individually contributed less than 3% of our billings.

Total gross margin decreased 1.8 and 1.0 percentage points during the three and nine months ended September 30, 2026, compared to the same periods last year, primarily due to a shift in the revenue mix from service revenue to lower margin product revenue. Our overall gross margin for the full year of 2026 will be impacted by service and product revenue mix and their respective gross margins. Our product gross margin may decline for the full year 2026 as compared to 2025 primarily due to continued higher hardware component costs. We also expect service gross margin for the full year 2026 to remain relatively consistent with 2025, while continuing expansion of our data center footprint and colocation and cloud hosting capacity to support the growth in our unified SASE and SecOps offerings. We currently do not expect the U.S. tariffs to have a meaningful impact on our gross margin. However, changes in trade policy, including increases in tariff rates, changes in customs or tariff classifications, or modifications to tariff exemptions, could adversely affect our gross margin in the future, and we expect any resulting impact would primarily relate to our hardware sales to U.S. customers.

Operating expenses as a percentage of revenue decreased by 3.9 and 4.2 percentage points during the three and nine months ended September 30, 2026, respectively, compared to the same periods last year, mainly because our revenue growth outpaced the growth in our personnel costs. Headcount increased to 15,540 employees as of September 30, 2026, a 3% increase compared to 15,015 as of September 30, 2025.

Operating margin increased 2.2 and 3.2 percentage points during the three and nine months ended September 30, 2026, respectively, driven by revenue growth exceeding expense growth, resulting in improved operating leverage, partially offset by lower total gross margin. For the full year 2026, we expect our operating margin to increase slightly compared to 2025, benefiting from operating leverage and measured investments. Both total revenue and operating expense are expected to increase in 2026 compared to the prior year. The increase in expense is expected to primarily reflect investments in sales and marketing headcount, product development, and continued investments in data centers and real estate. We expect these and other investments to support long-term revenue growth and market expansion.

Impact of Macroeconomic and Geopolitical and Supply Chain Developments

Our overall performance depends in part on worldwide economic and geopolitical conditions, such as trade policies and tariffs, GDP growth or contraction (both domestically and internationally), geopolitical instability and uncertainty, the war in Ukraine, tensions between China and Taiwan or conflicts in the Middle East, and their impact on customer behavior. Worsening economic conditions, including tariffs, inflation, changing interest rates and other trade disruptions, slower growth, any recession, fluctuations in foreign exchange rates and other changes in economic conditions, may result in decreased sales activity, lower growth and may adversely affect our results of operations and financial performance. We have seen, and could continue to see, certain impacts on our business, results of operations, financial condition, cash flows, liquidity and capital and financial resources such as longer sales cycles, delayed purchases and increased commitments with certain suppliers and increased inventory and inventory purchase commitment reserves. Tariffs imposed by the United States, as well as any new or additional retaliatory tariffs that could be imposed by other countries in response, could have a material adverse impact on global trade, supply chains and other worldwide economic and geopolitical conditions, which could increase our product costs and also affect customer sentiment in deciding whether to purchase our products. We continue to monitor the impact of tariffs on our business. In addition, as a result of the rapid global build-out of AI infrastructure, there is currently a global shortage of memory chips, which are a critical component in certain of our products. As a result, we are currently experiencing, and may continue to experience, constraints on the availability of memory chips, which may lead to delays in the production and delivery of our products and increased costs to source available memory chips, any of which could harm our business, financial condition and results of operations. To mitigate increased hardware costs resulting from these shortages, we are implementing price increases, which may negatively impact demand for our products and may not be sufficient or timely to offset rising input costs, potentially resulting in margin compression and adversely affecting our business, financial condition and results of operations.

Worsening economic, geopolitical and supply chain developments may have a material negative impact on our results in future periods and may negatively impact our billings, revenue and costs, and may decrease growth and profitability. The extent of the impact of such conditions on our operational and financial performance will depend on ongoing developments, including those discussed above and others identified in Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q. Given the dynamic nature of these circumstances, the full impact of worsening economic, geopolitical and supply chain developments on our business and operations, results of operations, financial condition, cash flows, liquidity and capital and financial resources cannot be reasonably estimated at this time.

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

	Three Months Ended Or As Of		Nine Months Ended Or As Of
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(in millions)
Revenue	$2,078.4	$1,724.9	$5,975.9	$4,894.6
Deferred revenue	$7,934.4	$6,650.4	$7,934.4	$6,650.4
Billings (non-GAAP)	$2,336.3	$1,807.7	$6,793.7	$5,183.3
Net cash provided by operating activities	$946.0	$655.2	$3,066.7	$1,970.4
Free cash flow (non-GAAP)	$864.8	$567.5	$2,836.9	$1,634.4

Deferred revenue. Our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue. The majority of our deferred revenue balance consists of the unrecognized portion of service revenue from FortiGuard and other security subscriptions and FortiCare technical support service contracts, which is recognized as revenue ratably over the service term. We monitor our deferred revenue balance, short-term and total deferred revenue growth and the mix of short-term and long-term deferred revenue because deferred revenue represents a significant portion of free cash flow and of revenue to be recognized in future periods. Deferred revenue was $7.93 billion as of September 30, 2026, an increase of $818.6 million, or 12%, from December 31, 2025. Short-term deferred revenue was $3.96 billion as of September 30, 2026, an increase of $325.0 million, or 9%, from December 31, 2025.

Billings (non-GAAP). We define billings as revenue recognized in accordance with GAAP plus the change in deferred revenue from the beginning to the end of the period less any deferred revenue balances acquired from business combinations during the period. We consider billings to be a useful metric for management and investors because billings drive current and future revenue as well as cash flows. There are a number of limitations related to the use of billings instead of GAAP revenue. First, billings are impacted by the term of security subscription and support agreements and do not provide an indication as to the timing of revenue being recognized from these service contracts. Second, we may calculate billings in a manner that is different from peer companies that report similar financial measures. Management accounts for these limitations by providing specific information regarding GAAP revenue and evaluating billings together with GAAP revenue. Total billings were $2.34 billion for the three months ended September 30, 2026, an increase of 29% compared to $1.81 billion in the same period last year. Total billings were $6.79 billion for the nine months ended September 30, 2026, an increase of 31% compared to $5.18 billion in the same period last year.

A reconciliation of revenue, the most directly comparable financial measure calculated and presented in accordance with GAAP, to billings is provided below:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(in millions)
Billings:
Revenue	$2,078.4	$1,724.9	$5,975.9	$4,894.6
Add: Change in deferred revenue	258.7	82.8	818.6	289.5
Less: Deferred revenue balance acquired in business combinations	(0.8)	—	(0.8)	(0.8)
Total billings (non-GAAP)	$2,336.3	$1,807.7	$6,793.7	$5,183.3

Free cash flow (non-GAAP). We define free cash flow as net cash provided by operating activities minus purchases of property and equipment and excluding any significant non-recurring items, such as proceeds from intellectual property matters and proceeds from escrow settlements. We believe free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that, after capital expenditures, can be used for strategic opportunities, including repurchasing outstanding common stock, investing in our business, making strategic acquisitions and strengthening the balance sheet. A limitation of using free cash flow rather than the GAAP measures of cash provided by or used in operating activities, investing activities, and financing activities is that free cash flow does not represent the total increase or decrease in the cash and cash equivalents balance for the period because it excludes investing activities other than capital expenditures and cash flows from financing activities. Management accounts for this limitation by providing information about our capital expenditures and other investing and financing activities on the condensed consolidated statements of cash flows and under “Liquidity and Capital Resources” and by presenting cash flows from investing and financing activities in our reconciliation of free cash flow. In addition, it is important to note that other companies, including companies in our industry, may not use free cash flow, may calculate free cash flow in a different manner than we do or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of free cash flow as a comparative measure. A reconciliation of net cash provided by operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP, to free cash flow is provided below:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(in millions)
Free Cash Flow:
Net cash provided by operating activities	$946.0	$655.2	$3,066.7	$1,970.4
Less: Purchases of property and equipment	(64.2)	(87.7)	(212.8)	(322.0)
Less: Proceeds from IP matter	—	—	—	(14.0)
Less: Proceeds from escrow settlement	(17.0)	—	(17.0)	—
Free cash flow (non-GAAP)	$864.8	$567.5	$2,836.9	$1,634.4
Net cash used in investing activities	$(112.1)	$(175.8)	$(302.4)	$(552.8)
Net cash used in financing activities	$(18.2)	$(1,851.9)	$(1,509.0)	$(2,298.8)

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

There were no material changes to our critical accounting policies and estimates as of and for the nine months ended September 30, 2026, as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K filed with the SEC on February 25, 2026 (the “Form 10-K”).

See Note 1 of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.

Results of Operations

Three Months Ended September 30, 2026 and 2025

Revenue

	Three Months Ended
	September 30, 2026		September 30, 2025
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	(in millions, except percentages)
Revenue:
Product	$765.0	37%	$559.3	32%	$205.7	37%
Service	1,313.4	63	1,165.6	68	147.8	13
Total revenue	$2,078.4	100%	$1,724.9	100%	$353.5	20%
Revenue by geography:
Americas	$820.3	40%	$680.5	40%	$139.8	21%
EMEA	880.7	42	713.7	41	167.0	23
APAC	377.4	18	330.7	19	46.7	14
Total revenue	$2,078.4	100%	$1,724.9	100%	$353.5	20%
Percentages have been rounded for presentation purposes and may differ from unrounded results.

Total revenue increased $353.5 million, or 20%, during the three months ended September 30, 2026 compared to the same period last year. We continued to experience geographically diversified revenue, as well as diversification across customer and industry verticals. Revenue from all regions grew, with EMEA contributing the largest portion of the increase on an absolute dollar basis and on a percentage basis.

Product revenue increased $205.7 million, or 37%, during the three months ended September 30, 2026 compared to the same period last year, primarily driven by hardware revenue growth resulting from higher average selling prices resulting from customer demand for higher performance products and recent pricing actions, as well as higher unit shipments year over year. We experienced product revenue growth across our hardware products and software licensing, mainly driven by growth in secure networking hardware products and term licenses, including increased demand for higher performance products, deployments related to AI infrastructure, technology upgrades, upsell activity, and expansion into new use cases.

Service revenue increased $147.8 million, or 13%, during the three months ended September 30, 2026 compared to the same period last year. Security subscription revenue increased $81.6 million, or 12%, and technical support and other services revenue increased $66.2 million, or 13%, during the three months ended September 30, 2026 compared to the same period last year. The increase was primarily due to the recognition of revenue from our growing deferred revenue balance related to FortiGuard and other security subscriptions delivered to on-premise and cloud-based environments and growth in SaaS solutions, including unified SASE and SecOps, as well as FortiCare technical support service.

Of the service revenue recognized during the three months ended September 30, 2026 and 2025, 90% was included in the deferred revenue balance as of June 30, 2026 and 2025, respectively.

Cost of revenue and gross margin

	Three Months Ended
	September 30, 2026	September 30, 2025	Change	% Change
	(in millions, except percentages)
Cost of revenue:
Product	$272.6	$180.7	$91.9	51%
Service	164.9	151.0	13.9	9
Total cost of revenue	$437.5	$331.7	$105.8	32%
Gross margin (%):
Product	64.4%	67.7%
Service	87.4	87.0
Total gross margin	79.0%	80.8%

Total gross margin decreased 1.8 percentage points during the three months ended September 30, 2026 compared to the same period last year, primarily driven by a shift in the revenue mix to lower margin product revenue.

Product gross margin decreased 3.3 percentage points during the three months ended September 30, 2026 compared to the same period last year, primarily driven by increased costs of memory chips and inventory related reserve expense in the current period, partially offset by recent pricing actions. Cost of product revenue was comprised primarily of third-party contract manufacturers’ costs and costs of materials used in production.

Service gross margin increased 0.4 percentage points during the three months ended September 30, 2026 compared to the same period last year, primarily driven by service revenue growth outpacing increases in labor costs. Cost of service revenue was comprised primarily of personnel-related costs, replacement and repair costs, cloud services costs from owned data centers, colocation providers and cloud service providers, infrastructure depreciation and related operating costs, software and delivery costs, and facility-related costs.

Operating expenses

	Three Months Ended				Change	% Change
	September 30, 2026		September 30, 2025
	Amount	% of Revenue	Amount	% of Revenue
	(in millions, except percentages)
Operating expenses:
Research and development	$213.4	10%	$202.4	12%	$11.0	5%
Sales and marketing	665.0	32	583.5	34	81.5	14
General and administrative	59.6	3	61.4	4	(1.8)	(3)
Gain on intellectual property matters	(1.4)	—	(1.4)	—	—	—
Total operating expenses	$936.6	45%	$845.9	49%	$90.7	11%
Percentages have been rounded for presentation purposes and may differ from unrounded results.
Research and development

Research and development expenses increased $11.0 million, or 5%, during the three months ended September 30, 2026 compared to the same period last year, primarily due to an increase of $9.4 million in product development costs. We expect research and development expenses to increase in absolute dollars for the full year 2026 as compared to 2025 as we invest to drive continued innovation in our products and services.

Sales and marketing

Sales and marketing expenses increased $81.5 million, or 14%, during the three months ended September 30, 2026 compared to the same period last year, primarily due to an increase of $71.4 million in personnel-related costs. In addition, travel expense increased $4.5 million and marketing programs increased $3.8 million. We expect our sales and marketing expenses to increase in absolute dollars for the full year 2026 as compared to 2025 as we continue to invest in our global sales and marketing organization to capture additional market share.

General and administrative

General and administrative expenses decreased $1.8 million, or 3%, during the three months ended September 30, 2026 compared to the same period last year, primarily due to a decrease of $1.9 million in legal-related fees and other professional services fees. We expect our general and administrative expenses to increase in absolute dollars for the full year 2026 as compared to 2025, primarily to support our growing operations while continuing to leverage scale and efficiencies.

Operating income and margin

We generated operating income of $704.3 million during the three months ended September 30, 2026, an increase of $157.0 million, or 29%, compared to $547.3 million in the same period last year. Operating margin was 33.9% during the three months ended September 30, 2026, compared to 31.7% in the same period last year. The improvement in operating margin was primarily driven by operating leverage, as revenue growth outpaced the increase in operating expenses, partially offset by lower total gross margin. The 2.2 percentage point increase in operating margin was primarily due to 1.8, 1.5 and 0.7 percentage points decreases in sales and marketing expenses, research and development expenses and general and administrative expenses, as a percentage of revenue, respectively, partially offset by a 1.8 percentage point decrease in gross margin as a percentage of revenue.

Interest income, interest expense and other income—net

	Three Months Ended
	September 30, 2026	September 30, 2025	Change	% Change
	(in millions, except percentages)
Interest income	$42.7	$40.7	$2.0	5%
Interest expense	$(3.0)	$(6.2)	$3.2	(52)%
Other income—net	$11.0	$13.0	$(2.0)	(15)%

Interest income increased $2.0 million during the three months ended September 30, 2026 compared to the same period last year, primarily due to higher average cash and cash equivalents balances in the current quarter compared to the same period in 2025 as a result of stock repurchases in the prior year. Interest income varies depending on our average cash, cash equivalents and short-term and long-term investments balances during the period, types and mix of deposits and investments, and interest rates. Interest expense decreased $3.2 million during the three months ended September 30, 2026 compared to the same period last year, primarily due to the repayment of our 2026 Senior Notes at maturity in March 2026. Other income—net decreased $2.0 million during the three months ended September 30, 2026 compared to the same period last year, primarily due to a $17.5 million decrease related to the fair value of our marketable equity securities, and a $3.1 million decrease in net rental income from real estate leases, partially offset by a $17.0 million gain from escrow settlement and a $1.1 million decrease in foreign currency exchange losses.

Provision for income taxes

	Three Months Ended		Change	% Change
	September 30, 2026	September 30, 2025
	(in millions, except percentages)
Provision for income taxes	$119.5	$120.7	$(1.2)	(1)%
Effective tax rate (%)	16%	20%

Our effective tax rate was 16% for the three months ended September 30, 2026, compared to an effective tax rate of 20% for the same period last year. The decrease in our effective tax rate compared to the same period in 2025 was primarily due to an increase in the FDDEI deduction and an increase in excess tax benefits from stock-based compensation. The provision for income taxes for the three months ended September 30, 2026 was primarily comprised of U.S. federal and state taxes, withholding taxes and foreign taxes totaling $181.2 million, which was favorably affected by a tax benefit of $36.2 million from the FDDEI deduction and excess tax benefits from stock-based compensation expense of $25.5 million.

The provision for income taxes for the three months ended September 30, 2025 was primarily comprised of U.S. federal and state taxes, withholding taxes, and foreign taxes totaling $141.0 million, which was favorably affected by a tax benefit of $11.1 million from the FDDEI deduction and excess tax benefits from stock-based compensation expense of $9.2 million.

Nine Months Ended September 30, 2026 and 2025

Revenue

	Nine Months Ended
	September 30, 2026		September 30, 2025
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
	(in millions, except percentages)
Revenue:
Product	$2,183.1	37%	$1,527.3	31%	$655.8	43%
Service	3,792.8	63	3,367.3	69	425.5	13
Total revenue	$5,975.9	100%	$4,894.6	100%	$1,081.3	22%
Revenue by geography:
Americas	$2,368.3	40%	$1,969.1	40%	$399.2	20%
EMEA	2,537.2	42	2,009.2	41	528.0	26
APAC	1,070.4	18	916.3	19	154.1	17
Total revenue	$5,975.9	100%	$4,894.6	100%	$1,081.3	22%

Total revenue increased $1.08 billion, or 22%, during the nine months ended September 30, 2026 compared to the same period last year. We continued to experience geographically diversified revenue, as well as diversification across customer and industry verticals. Revenue from all regions grew, with EMEA contributing the largest portion of the increase on an absolute dollar basis and on a percentage basis.

Product revenue increased $655.8 million, or 43%, during the nine months ended September 30, 2026 compared to the same period last year, primarily driven by hardware revenue growth resulting from higher average selling prices resulting from customer demand for higher performance products and recent pricing actions, as well as higher unit shipments year over year. We experienced product revenue growth across our hardware products and software licensing, mainly driven by growth in secure networking hardware products and term licenses, including increased demand for higher performance products, deployments related to AI infrastructure, technology upgrades, upsell activity, and expansion into new use cases.

Service revenue increased $425.5 million, or 13%, during the nine months ended September 30, 2026 compared to the same period last year. Security subscription revenue increased $237.8 million, or 12%, and technical support and other services revenue increased $187.7 million, or 13%, during the nine months ended September 30, 2026 compared to the same period last year. The increase was primarily due to the recognition of revenue from our growing deferred revenue balance related to FortiGuard and other security subscriptions delivered to on-premise and cloud-based environments and growth in SaaS solutions, including unified SASE and SecOps, as well as FortiCare technical support service.

Of the service revenue recognized during the nine months ended September 30, 2026 and 2025, 77% was included in the deferred revenue balance as of December 31, 2025 and 2024, respectively.

Cost of revenue and gross margin

	Nine Months Ended
	September 30, 2026	September 30, 2025	Change	% Change
	(in millions, except percentages)
Cost of revenue:
Product	$714.7	$496.5	$218.2	44%
Service	492.0	443.2	48.8	11
Total cost of revenue	$1,206.7	$939.7	$267.0	28%
Gross margin (%):
Product	67.3%	67.5%
Service	87.0	86.8
Total gross margin	79.8%	80.8%

Total gross margin decreased 1.0 percentage points during the nine months ended September 30, 2026 compared to the same period last year, primarily driven by a shift in the revenue mix to lower margin product revenue.

Product gross margin remained relatively flat during the nine months ended September 30, 2026 compared to the same period last year, as we continued to balance the increase in memory chip costs with our pricing actions. Cost of product revenue was comprised primarily of third-party contract manufacturers’ costs and costs of materials used in production.

Service gross margin remained relatively flat during the nine months ended September 30, 2026 compared to the same period last year. Cost of service revenue was comprised primarily of personnel-related costs, replacement and repair costs, cloud services costs from owned data centers, colocation providers and cloud service providers, infrastructure depreciation and related operating costs, software and delivery costs, and facility-related costs.

Operating expenses

	Nine Months Ended				Change	% Change
	September 30, 2026		September 30, 2025
	Amount	% of Revenue	Amount	% of Revenue
	(in millions, except percentages)
Operating expenses:
Research and development	$652.4	11%	$610.5	13%	$41.9	7%
Sales and marketing	1,970.4	33	1,718.2	35	252.2	15
General and administrative	176.9	3	176.1	4	0.8	—
Gain on intellectual property matters	(4.1)	—	(9.0)	—	4.9	(54)
Total operating expenses	$2,795.6	47%	$2,495.8	51%	$299.8	12%

Percentages have been rounded for presentation purposes and may differ from unrounded results.
Research and development

Research and development expenses increased $41.9 million, or 7%, during the nine months ended September 30, 2026 compared to the same period last year, as we continued to invest in the development and enhancements of our solution portfolio. The increase resulted primarily from an increase of $28.9 million in personnel-related costs and $6.4 million in product development costs.

Sales and marketing

Sales and marketing expenses increased $252.2 million, or 15%, during the nine months ended September 30, 2026 compared to the same period last year, primarily due to an increase of $217.9 million in personnel-related costs and an increase of $15.4 million in marketing programs.

General and administrative

General and administrative expenses remained relatively flat during the nine months ended September 30, 2026 compared to the same period last year.

Operating income and margin

We generated operating income of $1.97 billion during the nine months ended September 30, 2026, an increase of $514.5 million, or 35%, compared to $1.46 billion in the same period last year. Operating margin was 33.0% during the nine months ended September 30, 2026, compared to 29.8% in the same period last year. The improvement in operating margin was primarily driven by operating leverage, as revenue growth outpaced the increase in operating expenses, partially offset by lower total gross margin. The 3.2 percentage point increase in operating margin was primarily due to 2.1, 1.6 and 0.6 percentage points decrease in sales and marketing expenses, research and development expenses and general and administrative expenses as a percentage of revenue, respectively, partially offset by a 1.0 percentage point decrease in gross margin and 0.1 percentage point decrease in gain on intellectual property matters as a percentage of revenue.

Interest income, interest expense and other income—net

	Nine Months Ended
	September 30, 2026	September 30, 2025	Change	% Change
	(in millions, except percentages)
Interest income	$108.8	$130.0	$(21.2)	(16)%
Interest expense	$(10.4)	$(15.7)	$5.3	(34)%
Other income—net	$59.8	$58.0	$1.8	3%

Interest income decreased $21.2 million during the nine months ended September 30, 2026 compared to the same period last year, primarily due to lower average interest rates and lower average cash and cash equivalents balances as a result of share repurchases and debt repayment. Interest income varies depending on our average cash, cash equivalents and short-term and long-term investments balances during the period, types and mix of deposits and investments, and interest rates. Interest expense decreased $5.3 million during the nine months ended September 30, 2026 compared to the same period last year, primarily due to the repayment of our 2026 Senior Notes at maturity in March 2026. Other income—net increased $1.8 million during the nine months ended September 30, 2026 compared to the same period last year, primarily due to a $38.1 million increase related to fair value on our marketable equity securities and a $17.0 million gain from escrow settlement, partially offset by a change of $39.9 million in gain on bargain purchase related to our acquisition of Linksys recognized only in the three months ended March 31, 2025, a $9.9 million increase in foreign currency exchange loss and a $3.7 million decrease in net rental income from real estate leases.

Provision for income taxes

	Nine Months Ended		Change	% Change
	September 30, 2026	September 30, 2025
	(in millions, except percentages)
Provision for income taxes	$356.5	$294.3	$62.2	21%
Effective tax rate (%)	17%	18%

Our effective tax rate was 17% for the nine months ended September 30, 2026, compared to an effective tax rate of 18% for the same period last year. The provision for income taxes for the nine months ended September 30, 2026 was primarily comprised of U.S. federal and state taxes, withholding taxes and foreign taxes totaling $513.1 million, which was favorably affected by a tax benefit of $104.1 million from the FDDEI deduction and excess tax benefits from stock-based compensation expense of $52.5 million.

The provision for income taxes for the nine months ended September 30, 2025 was primarily comprised of U.S. federal and state taxes, withholding taxes and foreign taxes totaling $384.2 million as well as a tax provision of $30.6 million related to the derecognition of deferred tax assets from the business combination with Linksys. This provision for income taxes was favorably affected by a tax benefit of $62.0 million from the FDDEI deduction and excess tax benefits from stock-based compensation expense of $58.5 million.

Liquidity and Capital Resources

	As of
	September 30, 2026	December 31, 2025
	(in millions)
Cash and cash equivalents	$3,750.6	$2,495.3
Short-term investments	1,048.4	1,087.2
Long-term investments	519.4	339.7
Total cash, cash equivalents and investments	$5,318.4	$3,922.2
Working capital	$2,020.5	$866.2

	Nine Months Ended
	September 30, 2026	September 30, 2025
	(in millions)
Net cash provided by operating activities	$3,066.7	$1,970.4
Net cash used in investing activities	(302.4)	(552.8)
Net cash used in financing activities	(1,509.0)	(2,298.8)
Effect of exchange rate changes on cash and cash equivalents	—	1.0
Net increase in cash and cash equivalents	$1,255.3	$(880.2)

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

In January 2026, our board of directors approved a $1.0 billion increase in the authorized stock repurchase amount under the Repurchase Program, bringing the aggregate amount authorized for repurchases to $10.25 billion of our outstanding common stock through February 28, 2027. During the nine months ended September 30, 2026, we repurchased 12.5 million shares of common stock under the Repurchase Program for an aggregate purchase price of $972.8 million. As of September 30, 2026, approximately $765.8 million remained available for future share repurchases. In October 2026, our board of directors approved a $1.23 billion increase in the authorized stock repurchase amount under the Repurchase Program and extended the term of the Repurchase Program to February 28, 2028, bringing the aggregate amount authorized to be repurchased to $11.48 billion of our outstanding common stock through February 28, 2028. As of October 29, 2026, approximately $2.0 billion remained available for future share repurchases.

We expect to continue to increase our data center, PoP, office and warehouse capacity to support growth and the expansion of existing services or introduction of new services. As we purchase new properties, we will work to incorporate these properties into the environmental goals we have established. We estimate the full year capital expenditures to be between approximately $390 million and $420 million in 2026.

We believe that our cash provided by operating activities, together with our existing cash, cash equivalents and investments will be sufficient to meet our anticipated cash needs and do not currently intend to retire our Senior Notes early. Refer to Note 9. Debt in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the Senior Notes. In the first quarter of 2026, we repaid the full $500.0 million aggregate principal amount of the 2026 Senior Notes upon their maturity on

March 15, 2026. As of September 30, 2026, the long-term debt totaled $497.1 million and consisted of the 2031 Senior Notes, net of unamortized discount and debt issuance costs.

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

These inventory purchase commitments as of September 30, 2026 totaled $1.93 billion, an increase of $1.12 billion compared to $810.6 million as of December 31, 2025, as we continued to work with contract manufacturers and suppliers to optimize our inventory and purchase commitments position based on growth trends in customer demand, product lead times and increasing components cost. We record a liability for inventory purchase commitments in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of September 30, 2026 and December 31, 2025, the liability for these inventory purchase commitments was $30.3 million and $26.7 million, respectively, and was recorded in accrued liabilities on our condensed consolidated balance sheets.

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

We also have open purchase orders and contractual obligations in the ordinary course of business for which we have not received goods or services. As of September 30, 2026, we had $134.1 million in other contractual commitments having a remaining term in excess of one year that are non-cancelable.

There have been no significant changes to our leases as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

As of September 30, 2026, our cash, cash equivalents and short-term and long-term investments of $5.32 billion were invested primarily in deposit accounts, commercial paper, corporate debt securities, U.S. government, agency and municipal securities, certificates of deposit and term deposits, money market funds and marketable equity securities. It is our investment policy to invest excess cash in a manner that preserves capital, provides liquidity, and generates return without significantly increasing risk. Based on current projections, we expect to have sufficient liquidity to meet our operating requirements for at least the next 12 months and thereafter for the foreseeable future, including our foreseeable future supply obligations, capital expenditures and share repurchases.

The amount of cash, cash equivalents and investments held by our international subsidiaries was $273.5 million as of September 30, 2026 and $266.9 million as of December 31, 2025.

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

As of September 30, 2026, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Operating Activities

Cash generated by operating activities is our primary source of liquidity. It is primarily comprised of net income, as adjusted for non-cash items and changes in operating assets and liabilities. Non-cash adjustments consist primarily of amortization of deferred contract costs, stock-based compensation and depreciation and amortization. Changes in operating assets and liabilities consist primarily of changes in various working capital components, as well as non-current portion of deferred revenue, deferred contract costs, other assets, and other liabilities.

Our operating activities during the nine months ended September 30, 2026 provided cash flows of $3.07 billion as a result of the continued growth of our business, improved profitability and our ability to successfully manage our working capital. Changes in operating assets and liabilities were primarily driven by working capital movements, as well as an increase of $493.6 million in the non-current portion of deferred revenue, and an increase of $370.1 million in deferred contract costs which primarily consisted of sales commissions during the nine months ended September 30, 2026.

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

During the nine months ended September 30, 2026, cash used in investing activities was $302.4 million, primarily driven by $212.8 million used for the purchases of property and equipment, $88.2 million spent for purchases of investments, net of maturities and sales of investments, and $9.8 million used for payments made in connection with a business combination, net of cash acquired.

Financing Activities

The changes in cash flows from financing activities primarily relate to repurchase and retirement of common stock, repayment of senior notes, and taxes paid related to net share settlement of equity awards, net of proceeds from the issuance of common stock under the Amended Plan.

During the nine months ended September 30, 2026, cash used in financing activities was $1.51 billion, primarily driven by $972.8 million used to repurchase shares of our common stock, $500.0 million used to repay our 2026 Senior Notes, and $14.2 million used to pay tax withholding related to net share settlement of equity awards, net of proceeds from the issuance of common stock.

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in our market risk during the nine months ended September 30, 2026 compared to the disclosures in Part II, Item 7A of the Form 10-K filed with the SEC on February 25, 2026.

ITEM 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of September 30, 2026. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2026 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business depends on the overall demand for information technology and on the economic health of our current and prospective customers. In addition, the purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. Weak global and regional economic conditions and spending environments, based on a downturn in the economy, a possible recession and the effects of ongoing or increased inflation or possible stagflation in certain geographies, tariffs or other trade disruptions, changing interest rates, geopolitical instability and uncertainty, a reduction in information technology spending regardless of macroeconomic conditions, the effects of epidemics and pandemics and the impact of the war in Ukraine, tensions between China and Taiwan or conflicts in the Middle East could have a material adverse impacts on our financial condition and results of operations and our business, including resulting in longer sales cycles, lower prices for our products and services, increased component costs, higher default rates among our channel partners, reduced unit sales, lower prices and slower or declining growth. Further, elevated fuel and energy prices as a result of conflicts in the Middle East could increase our freight, logistics and energy costs and those of our suppliers and customers, which could adversely affect our results of operations. These can negatively impact our business by putting downward pressure on growth if we are unable to achieve the increases in product prices necessary to appropriately offset the additional costs in a manner sufficient to maintain margins. Any of these impacts may materially and adversely affect our business, financial condition, results of operations and liquidity.

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

Moreover, efforts to implement changes related to export or import regulations (including the imposition of new or increases in border taxes or tariff rates, changes in customs or tariff classifications or modifications to tariff exemptions on foreign imports), trade barriers, economic sanctions and other related policies could harm our results of operations. While we do not currently expect tariffs to have a significant effect on our raw material and product import costs, if the United States expands increased tariffs, changes in customs or tariff classifications or modifications to tariff exemptions or if retaliatory trade measures are taken by other countries in response to the U.S. tariffs, the cost of our products could increase, our operations could be disrupted or we could be required to raise our prices, which may result in the loss of customers and harm to our reputation and operating performance. U.S. tariffs, and any new or additional retaliatory tariffs that may be imposed by foreign countries, may also adversely affect our customers and, consequently, demand for our products. We are monitoring this evolving situation and there can be no assurance that we will be able to mitigate the impacts of any trade measures on our business, which could adversely impact our business, operating results, financial condition, and our stock price.

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

Compliance with applicable building, safety, environmental and other regulatory requirements, including obtaining and maintaining necessary permits and approvals, may require significant expenditures. Failure to comply could restrict our ability to occupy or operate our buildings and data centers, disrupt operations and result in additional costs.

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

We rely on third-party channel partners for substantially all of our revenue. If our partners fail to perform, our ability to sell our products and services will be limited, and if we fail to optimize our channel partner model going forward, our operating results may be harmed. Additionally, a small number of distributors represents a large percentage of our revenue and accounts receivable, and one distributor accounted for 26% of our total net accounts receivable as of September 30, 2026.

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

Six distributor customers who purchase directly from us accounted for 63% of our total net accounts receivable in the aggregate as of September 30, 2026. See Note 13. Segment Information in Part I, Item 1 of this Quarterly Report on Form 10-Q for distributor customers accounted for 10% or more of our revenue or net accounts receivable. Our largest distributors may experience financial difficulties, face liquidity risk or other financial challenges, which may harm our ability to collect on our accounts receivable.

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

We face intense competition in our market, and we may not maintain or improve our competitive position.

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

As of September 30, 2026, we had an aggregate of $497.1 million of indebtedness outstanding under our Senior Notes. Under the agreements governing our indebtedness, we are permitted to incur additional debt. This debt, and any debt that we may incur in the future, may adversely affect our financial condition and future financial results by, among other things:

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

•costs of complying with, and the risks, reputational damage and other costs of non-compliance with, U.S. or other foreign laws and regulations for foreign operations, including the U.S. Foreign Corrupt Practices Act, the United Kingdom Bribery Act 2010, the General Data Protection Regulation (the “GDPR”), the Digital Operational Resilience Act (“DORA”), the EU Data Act, the EU Cyber Resilience Act (the “CRA”), import and export control laws, trade laws and regulations, tariffs and retaliatory measures, trade barriers and economic sanctions;

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

In response to ongoing supply chain constraints, elevated lead times for certain components, including memory chips, and other macroeconomic considerations we have increased our inventory purchase commitments. As during prior periods of supply chain disruption, including the COVID-19 pandemic, these expanded commitments may require us to accept or pay for components and finished goods regardless of our level of sales in a particular period, and may not align with actual end-customer demand at the time of delivery. If demand for our products softens, customer requirements shift, technology transitions occur more rapidly than anticipated, our product roadmap changes, or our forecasts otherwise prove inaccurate, we could be left with excess or obsolete inventory or non-cancelable purchase obligations in excess of our needs. Any of the foregoing could result in inventory write-downs or write-offs, charges for excess inventory, losses on purchase commitments, increased storage and logistics costs, the need to sell products at discounted prices, and compression of our gross margins, any of which could negatively or unpredictably impact our operating results, financial condition, and cash flows. For additional information and a further discussion of impacts and risks related to our purchase commitments with our suppliers, refer to Note 10. Commitments and Contingencies in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Moreover, business models based on a subscription cloud-based software service have become increasingly in demand by our end-customers and adopted by other providers, including our competitors. While we have introduced additional cloud-based solutions and will continue to do so, most of our platform is currently deployed on-premise, and therefore, as customers demand that solutions be provided through a subscription cloud-based business model, we are making additional investments in our infrastructure and personnel to be able to more fully provide our platform through a subscription cloud-based model in order to maintain the competitiveness of our platform. Such investments involve expanding our data centers, servers and networks, and increasing our technical operations and engineering teams and this results in added cost and risks associated with managing new business models, such as obligations to deliver certain functionality and features and to meet certain service level agreements related to cloud-based solutions. There is also a risk that we are slower to offer these solutions than competitors. The risks are compounded by the uncertainty concerning the future success of any of our particular subscription cloud-based business models and the future demand for our subscription cloud-based models by customers. Additionally, if we are unable to meet the demand to provide our services effectively through a subscription cloud-based model, we may lose customers to competitors.

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

We outsource the manufacturing of our security appliance products to contract manufacturing partners and original design manufacturing partners, including manufacturers with facilities located in Taiwan, Vietnam and other countries outside the United States such as Accton, IBASE, Micro-Star, Senao and Wistron. Our reliance on our third-party manufacturers reduces our control over the manufacturing process, exposing us to risks, including reduced control over quality assurance, costs, supply and timing and possible tariffs. Any manufacturing disruption related to our third-party manufacturers or their component suppliers for any reason, including global chip shortages, natural disasters and health emergencies such as earthquakes, fires, power outages, typhoons, floods, health pandemics and epidemics and manmade events such as civil unrest, strikes or other labor disruptions, cyber events, international trade disputes, tariffs, international conflicts, terrorism, wars or other foreign conflicts, such as the war in Ukraine, tensions between China and Taiwan or conflicts in the Middle East, and critical infrastructure attacks, could impair our ability to fulfill orders. If we are unable to manage our relationships with these third-party manufacturers effectively, or if these third-party manufacturers experience delays, increased manufacturing lead-times, disruptions, capacity constraints or quality control problems in their manufacturing operations, or fail to meet our future requirements for timely delivery, our ability to ship products to our customers could be impaired and our business would be seriously harmed. Further, certain components for our products come from Taiwan, and approximately 83% of our hardware was manufactured in Taiwan during the three months ended September 30, 2026. Any increase in tensions between China and Taiwan, including threats of military actions or escalation of military activities, could adversely affect our manufacturing operations in Taiwan, which, given the large percentage of our hardware that is manufactured in Taiwan, could have significant impacts on our business and operations. Any new restrictions that negatively impact our ability to receive supply of hardware components from Taiwan would negatively impact our business and financial results.

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

We provide certain of our major distributors in North America with price protection rights for inventories of our products held by them. If we reduce the list price of our products certain distributors in North America receive refunds or credits from us that reduce the price of such products held in their inventory based upon the new list price. Future credits for price protection will depend on the percentage of our price reductions for the products in inventory and our ability to manage the levels of certain of our major distributors’ inventories in North America. If future price protection adjustments are higher than expected, our future results of operations could be materially and adversely affected.

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

We have expanded our office real estate holdings to meet our projected growing need for office space. These plans will require significant capital expenditure over the next several years and involve certain risks, including impairment charges and acceleration of depreciation, changes in future business strategy that may decrease the need for expansion (such as a decrease in headcount or increase in work from home) and risks related to construction. Future changes in growth or fluctuations in cash flow may also negatively impact our ability to pay for these projects or free cash flow. Additionally, inaccuracies in our projected capital expenditures could negatively impact our business, operating results and financial condition. Our properties may remain vacant or underutilized, or we may be unable to use them as intended, resulting in ongoing carrying costs without realizing the anticipated benefits.

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

AI presents new risks and challenges that may affect our business. We have made, and expect to continue to make investments to integrate AI and ML technology into our solutions. AI presents risks, challenges, and potentially unintended consequences that could impact our ability to effectively use AI successfully in our business. Given the nature of AI technology, we face an evolving regulatory landscape and significant competition from other companies. Our AI efforts may not be successful and our competitors may incorporate AI into their solutions more quickly or more successfully than we do, which could impair our ability to compete effectively, reduce demand for our products and services and adversely affect our financial results. Increased competition from other companies implementing AI more effectively or rapidly could impact customer preferences and reduce demand for our products or services. Data practices by us or others, AI governance, AI development and validation practices that result in controversy could also impair the acceptance of AI solutions. This in turn could undermine confidence in the decisions, predictions, analysis, and effectiveness of our AI-related initiatives. In addition, vulnerabilities within our AI systems or solutions may be identified by competitors, researchers, or malicious actors before we detect or remediate them, which could result in security incidents, reputational damage, or loss of customer confidence. Advances in AI may also increase the speed, scale, and sophistication of vulnerability discovery and related cyber threat activity more broadly. Although the identification of a vulnerability does not by itself enable successful exploitation, AI-native capabilities may reduce the time between vulnerability discovery and attempted exploitation, increase the number of potential attack paths that malicious actors can evaluate, and potentially make certain attack techniques more accessible, scalable, and difficult to detect. To the extent customers, investors, or other market participants perceive that AI-native tools can automate or commoditize aspects of vulnerability identification, automated patching and other cybersecurity functions, the perceived value of certain traditional cybersecurity solutions could diminish, and customer buying patterns, competitive dynamics, pricing expectations, and demand for our offerings could be adversely affected. In addition, because AI is accelerating the pace at which organizations can develop and integrate technology solutions, some customers may choose to develop or integrate solutions internally rather than purchase them from us, which could reduce demand for our products and services.

The rapid evolution of AI, including potential government regulation of AI, may require significant additional resources related to AI in our solutions, such as substantial and unanticipated investments in research and development, infrastructure, personnel, and compliance, which could increase our costs, strain our resources, and adversely affect our business and financial results. Our AI-related initiatives may result in new or enhanced governmental or regulatory scrutiny, including regarding the use of AI in our solutions and the marketing of products using AI, litigation, customer reporting or documentation requirements, ethical or social concerns, or other complications. For example, AI technologies, including GenAI, may create content that appears correct but is factually inaccurate (hallucinations) or flawed, or contains copyrighted or other protected material, and if our customers or others use this flawed content to their detriment, or use our AI solutions outside of their intended use cases with an adverse impact to their operations, we may be exposed to brand or reputational harm, competitive harm, or legal liability. If customer data is used to train AI based systems and such data is not adequately anonymized, this may lead to breach of sensitive information and loss of customer trust. The use of AI also brings ethical issues related to privacy, surveillance and consent of use, as well as potential for bias and discrimination. Any of the foregoing could adversely affect our business, reputation, or financial results.

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

Advances in artificial intelligence may increase cybersecurity risks.

The rapid advancement and availability of frontier AI models may enable threat actors to identify and exploit vulnerabilities in our products, services, and internal systems more quickly than we are able to detect, assess, and remediate them. These technologies may accelerate vulnerability discovery, exploit development, and attack automation, potentially increasing the risk of previously unknown or unpatched vulnerabilities being identified and weaponized before protective measures or software updates can be deployed. As a result, attacks may become more frequent, sophisticated, and difficult to prevent or mitigate. Any successful exploitation of vulnerabilities in our products or services could adversely affect our customers, damage our reputation as a cybersecurity provider, result in regulatory scrutiny, litigation, increased remediation costs, and negatively impact our business, financial condition, and results of operations.

Risks Related to our Intellectual Property

Our proprietary rights may be difficult to enforce, and we may be subject to claims by others that we infringe their proprietary technology.

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

In addition to the GDPR, the EU has also enacted legislation that would regulate non-personal data and establish new cybersecurity standards, and other countries, including the U.K., may similarly do so in the future. In particular, the EU Data Act went into effect in 2024 and imposes certain data and cloud service interoperability and switching obligations to enable users to switch between cloud service providers (as well as certain requirements concerning cross-border international transfers of non-personal data outside the EEA). Additionally, the EU’s Network and Information Security Directive II, regulates resilience and incident response capabilities of entities operating in a number of sectors, including the digital infrastructure sector. Further, DORA became effective in January 2025 and imposes certain requirements on entities in the financial sector and their third-party cloud service providers related to managing and mitigating information and communication technology risk. In addition, the CRA, which is being phased in and imposes cybersecurity requirements on products sold in the EU, may require us to modify our product development, vulnerability handling and security update practices, which could increase our costs or delay product releases, and failure to comply could result in fines, penalties, restrictions on our ability to sell certain products in the EU and reputational harm. If we are unable to transfer data, including personal data, between and among countries and regions in which we operate, or are otherwise required to modify our practices, including our data privacy and security controls and procedures, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

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

The market price of our common stock may be subject to wide fluctuations in response to, among other things, the risk factors described in this periodic report, news about us and our financial results, news about our competitors and their results, and other factors such as rumors or fluctuations in the valuation of companies perceived by investors to be comparable to us. For example, during the nine months ended September 30, 2026, the closing price of our common stock ranged from $75.23 to $178.76 per share.

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

In January 2026, our board of directors approved a $1.0 billion increase in the authorized stock repurchase amount under the Repurchase Program, bringing the aggregate amount authorized to be repurchased to $10.25 billion of our outstanding common stock through February 28, 2027, and in October 2026, our board of directors approved an additional $1.23 billion increase in the authorized stock repurchase amount under the Repurchase Program and extended the term of the Repurchase Program to February 28, 2028, bringing the aggregate amount authorized to be repurchased to $11.48 billion of our outstanding common stock through February 28, 2028. As of October 29, 2026, approximately $2.0 billion remained available for future share repurchases. Share repurchases under the Repurchase Program could affect the price of our common stock, increase stock price volatility and diminish our cash reserves. In addition, an announcement of the reduction, suspension or termination of the Repurchase Program could result in a decrease in the trading price of our common stock. Moreover, our stock price could decline, resulting in repurchases made at non-optimal prices. Our failure to repurchase our stock at optimal prices may be perceived by investors as an inefficient use of our cash and cash equivalents, which could result in litigation that may have an adverse effect on our business, operating results and financial condition. In addition, while our board of directors carefully considers various alternative uses of our cash and cash equivalents in determining whether to authorize stock repurchases, there can be no assurance that the decision by our board of directors to repurchase stock would result in the most effective uses of our cash and cash equivalents, and there may be alternative uses of our cash and cash equivalents that would be more effective, such as investing in growing our business organically or through acquisitions.

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

ITEM 2.     Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share Repurchase Program

There were no shares repurchased under the Repurchase Program during the three months ended September 30, 2026. As of September 30, 2026, approximately $765.8 million remained available for future share repurchases under the Repurchase Program.

In October 2026, our board of directors approved a $1.23 billion increase in the authorized stock repurchase amount under the Repurchase Program and extended the term of the Repurchase Program to February 28, 2028, bringing the aggregate amount authorized to be repurchased to $11.48 billion of our outstanding common stock through February 28, 2028. As of October 29, 2026, approximately $2.0 billion remained available for future share repurchases through February 28, 2028 under the Repurchase Program.

ITEM 5.     Other Information

Rule 10b5-1 Trading Plans

On August 31, 2026, Janet Napolitano, one of our directors, entered into a pre-arranged written stock sale plan in accordance with Rule 10b5-1 under the Exchange Act for the sale of shares of our common stock (the “Napolitano Plan”) during an open trading window in accordance with our insider trading policy. The Napolitano Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Napolitano Plan provides for the potential sale by Ms. Napolitano of up to 390 shares of our common stock, plus up to 60% of the additional net shares (the number of which is not yet determinable) remaining after shares are withheld to satisfy tax obligations upon vesting and settlement of RSUs, in each case, at prices determined in accordance with the terms of the Napolitano Plan, all between November 30, 2026 and December 3, 2027.

The Napolitano Plan includes a representation from Ms. Napolitano to the broker administering the plan that she was not in possession of any material nonpublic information regarding us or the securities subject to the Napolitano Plan at the time that she entered into the Napolitano Plan. She made a similar representation to us in connection with the adoption of the Napolitano Plan under our insider trading policy. The representation was made as of August 31, 2026, and speaks only as of that date. In making the representation, Ms. Napolitano did not provide assurance with respect to any material nonpublic information of which she was unaware, or with respect to any material nonpublic information acquired by her or us after the date of the representation.

Once executed, transactions under the Napolitano Plan will be disclosed publicly through Form 4 and/or Form 144 filings with the SEC in accordance with applicable securities laws, rules and regulations. Except as may be required by law, we do not undertake any obligation to update or report any modification, termination, or other activity under current or future Rule 10b5-1 plans that may be adopted by Ms. Napolitano or our other officers or directors, or their affiliated entities.

ITEM 6.     Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Incorporated by reference herein
		Form	Date	Exhibit Number

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 is formatted in Inline XBRL and contained in Exhibit 101.

________________________________

* Filed herewith.
# Furnished herewith.
† Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 29, 2026
FORTINET, INC.

	By:	/s/ Ken Xie
Ken Xie, Chief Executive Officer and Chairman
(Duly Authorized Officer and Principal Executive Officer)

Date: October 29, 2026
FORTINET, INC.

	By:	/s/ Christiane Ohlgart
Christiane Ohlgart, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer and Principal Accounting Officer)